Form 10KSB
period 2001-09-30
WORLDWIDE TECHNOLOGIES INC
filed 2002-01-29
CIK 886184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended  September 30, 2001
or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ]to[ ]

Commission file number  000-20073

Worldwide Technologies Inc. (formerly clipclop.com Enterprises Inc.) (Exact name of registrant as specified in its charter)
British Columbia, Canada (State or other jurisdiction of incorporation or organization)	not applicable (I.R.S. Employer Identification No.)
Suite 1500, 789 West Pender Street Vancouver, British Columbia (Address of principal executive offices)	V6C 1H2 (Zip Code)

Registrant's telephone number, including area code (604) 408-8890

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, without par value (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year: $418,958

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:

4,745,173 common shares @ $0.23(1) = $1,091,389.79
(1) Average of bid and ask closing prices on January 2, 2002

(ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

8,500,597 common shares issued and outstanding as of January 25, 2002

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I

Item 1. Description of Business.

For the quarter ended September 30, 2001, the management of Worldwide Technologies Inc. has reviewed its status as a "foreign private issuer" and has determined that our company no longer meets the requirements of the definition of a "foreign private issuer" as more than fifty (50%) percent of our outstanding common shares are held by residents of the United States and our business is administered principally in the United States. Accordingly, our company will be treating itself as a "domestic issuer" for the purposes of its filings under the Securities Exchange Act of 1934.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", and "Worldwide" mean Worldwide Technologies Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated. Additionally, in August, 2001 we obtained shareholder approval to consolidate our common shares on a seven-for-one basis. All references to common shares issued prior to the share consolidation in this annual report have been restated to reflect the share consolidation.

Business Development - General

Our company was incorporated under the laws of the Province of British Columbia (specifically under the Company Act (British Columbia)) on August 9, 1984, under the name "Adore Resources Ltd.". On October 14, 1986, we changed our name to "Krieger Data International Corp." and on November 17, 1987, to "Promark Software Inc.". On August 24, 1999, we changed our name to "clipclop.com Enterprises Inc.". On September 10, 2001, we changed our name to "Worldwide Technologies Inc.". We are a reporting issuer under the securities laws of the Province of British Columbia and our common shares are registered under the Securities Exchange Act of 1934.

We have four wholly-owned subsidiaries, Promark Software Worldwide, Inc., PRW Management Inc., USe-Store Worldwide, LLC and Entertainment Hosting & Merchandising, LLC. The equine information division of our company is known as "clipclop.com Worldwide".

Our corporate offices are located at 300 Esplanade Drive, Suite 1680, Oxnard, Ventura County, CA, 93030. Our telephone number is (805) 205-2390 and our facsimile number is (805) 205-2302.

Business of Worldwide

Our Website - www.clipclop.com

In the past, our primary operations focused on the operation of our equine information division, clipclop.com Worldwide's website at www.clipclop.com. Although our focus has shifted somewhat following the acquisition of the issued and outstanding membership interests in USe-Store Worldwide, LLC on June 8, 2001 (see section entitled "USe-Store Worldwide" for further details), we continue to provide directories of businesses and service providers, access to products and services, information, education and entertainment in connection with equine-related information, products and services through our clipclop.com website. We target our clipclop.com website to horse owners, equestrian enthusiasts and equestrian related businesses. We plan to continue to attract users by providing the most comprehensive and easy to use information sources in connection with equine-related information, products and services available on the Internet.

Our clipclop.com website has been in operation since December 1, 1999, and offers:

- easy access to information through our directory of business, our news and articles section, our event calendar, our club registry, our health and training forums and our dictionary of equine terminology;

- an email newsletter program that is customized to individual interests and features information relative to the breed of the horses, disciplines and riding styles, and geographic location of the registered members;

- listings of businesses, service providers, clubs, associations, government agencies, events, competitions, seminars and sales related to the horse world; and

- a "one-stop shopping" experience, where users are able to quickly and easily locate a wide variety of products and services.

We have implemented our on-line transactions processing facility, which allows visitors to subscribe to magazines, order catalogues, books, vacations and other horse-related products or services without leaving our clipclop.com website.

We offer several levels of services to attract retailers, service providers, and manufacturers in the equine marketplace to participate in our virtual equine community by listing their businesses on our clipclop.com website. All listings are maintained by category and geographical location in a relational database.

We also offer several premium services under the "Corporate" section of our clipclop.com website. These services include:

Online Mall Webpages and E-Commerce Services

A business or service provider can be added to our online mall. We can assist a business or service provider to create the necessary webpages or webpage content if they do not have the necessary technical expertise. We offer several levels of service including the Foal Plan, the Pony Plan, the Filly Plan and the Stallion Plan. These plans all offer services to our customers on a month-to-month basis with no minimum contract period.

The Foal Plan: We create an information site for the business or service provider on our clipclop.com website and allow the business or service provider to display up to six products in three different categories of our online mall. We charge a monthly fee of $19.95 for one listing in one category of our online mall.

The Pony Plan: This plan allows the business or service provider to display up to 25 products in 10 different categories and also offers online e-commerce capabilities, shipping cost control, inventory control and customer management. By using this plan, businesses and service providers can sell their products and/or services through our online mall. For one listing in up to two categories, we charge a setup fee of $199.00, a monthly fee of $29.95 and a commission of 5% of the value of all products and/or services sold through our clipclop.com website.

The Filly Plan: This plan allows the business or service provider to display up to 100 products in 25 categories and in addition to all the services offered under the Pony Plan, the plan provides a unique domain name, a search engine, on account ordering and special customer e-mail promotions. For one listing in three categories, we charge a setup fee of $499.00, a monthly fee of $59.95 and a commission of 5% of the value of all products and services that are sold through our clipclop.com website.

The Stallion Plan: This plan includes all the benefits and features of the Filly Plan plus a separate banner ad system, affiliate program, and custom catalog system and software. There are no limits on either the number of products or categories with this plan. For one listing in up to five categories, we charge a setup fee of $899.00, a monthly fee of $89.95 and a commission of 2.5% of the value of all products and services that are sold through our clipclop.com website.

Additional category listings are available with all plans at a charge of $100 per category for three months. During the year ended September 30, 2001, the setup fees discussed above were paid directly by our customers to Maro Securities, Inc. (a company in which Jonathan Severn, our President, owns shares). We assumed responsibility for facilitating setups from Maro Securities, Inc. after September 30, 2001, so we will recognize any revenue earned from our setup activities in subsequent periods.

Banner Ads Services

We offer a custom banner ad program on our clipclop.com website. All banners are 468x60 with a maximum file size of 12K per banner. Options available for the sale of banner ads include (a) $1,000 per month to have a banner ad on our home page, (b) $40 per 1,000 times the banner is displayed for ads on specific areas of our clipclop.com website and (c) $30 per 1,000 times the banner is displayed for random ads on all areas of our clipclop.com website (excluding our home page). Monthly banner ad arrangements are on a month-to-month basis with no minimum contract period.

Ancillary Services

We offer our customers certain ancillary services which are described below. Revenues from such services are relatively insignificant to date and are earned in short-term or month-to-month arrangements. As we continue to develop our website and integrate various services, we anticipate that we will be introducing additional ancillary services.

Sponsorship Services: Sponsorship of a page on our clipclop.com website allows a business or service provider with the opportunity to rent all banner ads from a particular section of our clipclop.com website. Once the particular category is selected by the business or service provider, we will display the business or service provider information in the format of a banner ad. We charge $1,000 per month (on a month-to-month basis) for this service.

Newsletter Ads Services: This service allows a business or service provider to advertise its products or services with a text based advertisement of up to 6 lines with 55 characters per line and a hotlink to its own website. The clipclop.com online newsletter is sent on a monthly basis to over 65,000 persons who have specifically requested the newsletter. We charge between $30 to $80 per 1,000 times the ad is displayed in our online newsletter.

Business Directory Link: Businesses and service providers can be listed in our business directory free of charge. Categories include equine veterinarians, equine newsletters, tack shops, clubs and organizations, feed stores, dude ranches, equine insurance agents, equine transportation services, equestrian vacations, trainers, horse breeders, boarding facilities and other categories.

We offer the ability for those business and service provides to hot link from the directory to their own website for a fee of $10 per month on a month-to-month basis.

Special Services: In addition to the foregoing, we are also able to supply website design and creative ad services for $40 per hour.

Equine Information and Entertainment: As a source of equine information, our clipclop.com website provides information, products, services and entertainment to horse owners, equestrian enthusiasts and equestrian related businesses. Under the information banner on our clipclop.com website, there are several links to other segments of our clipclop.com website, including "Info & Advice", "Community", "Have Fun", "Buy & Sell", "Newsletter", "Auction", "Classifieds", "Ask Our Experts" and "Corporate". In addition, there is a link to our "Mall", which lists the newest stores participating in our online mall, as well as a directory of all of the stores in our online mall. The online mall offers a range of equestrian related products and services. Users can also search the online mall using key words under either "store" or "product".

The "Info and Advice" section of our clipclop.com website features categories including:

"News Central", which features the latest headline news from the equine world, special reports and in-depth articles about happenings in the equine world, and our targeted newsletter, which allows a reader to sign up to receive specifically the information that person wishes to receive;

"Features & Reviews", which features in-depth articles regarding need-to-know equine information, handy tips and practical advice from our monthly columnists, and reviews, along with sneak previews of the latest equestrian books;

"Ask Our Experts", which features various experts which will respond to questions posed by users of our clipclop.com website:

(a) Health: advice from a team of top veterinarians, a chiropractor and a farrier;

(b) Training: information about tricks, dressage and non-resistance training provided by top trainers;

(c) Appraisers: top notch advice from an equine appraiser;

(d) Leatherworker: information about the art of leather;

(e) Lawyer: legal advice for the horse owner; and

(f) Accountant: accounting advice for the horse owner.

"TV Listings", featuring the current and following months' televised equestrian events;

"Equine Calendar", a searchable and browseable calendar of equestrian events;

"Business Directory", a categorized and searchable database of over 67,000 equestrian related businesses; and

"Horoscope", featuring daily horoscopes.

The "Community" section of our clipclop.com website includes the following categories:

"Young Riders", featuring our monthly "Young Riders Roundup" and our crossword puzzle;

"Chat", our on-line chatroom;

"Home Page", featuring instructions on how to make clipclop.com a home page; and

"Link to Us", featuring instructions on how to make clipclop.com a link from another website.

The "Have Fun" section of our clipclop.com website includes:

"Free Stuff", featuring games, desktop themes, screen savers, Pony E-xpress email and a send postcards feature;

"Horse Laughs", featuring our collection of horse jokes;

"Horse Tales", featuring short stories about horses. Also included in this section are "training tales" (tips and training or riding techniques) and "tall tales" (stories about heroic deeds performed by a horse).

The "Buy & Sell" section of our clipclop.com website includes the following:

"Mall": visitors can sign up for and browse through our new mall, which was opened on October 2, 2000 and which features numerous equine-related businesses listed by category or searchable by key word, including "Associations and Organizations", "Horse Shows and Events", "Trade and Apparel", Transportation and Trailers" and "Feed and Nutrition", among other things;

"Auction": visitors can "buy and sell" equine articles, including horse trailers, equipment, apparel, tack and equine apparel and horses for sale;

"Classifieds": visitors can browse through hundreds of equine articles for sale, including boarding and stables, feeding and nutrition, horse care, training and instruction and veterinarians, among other things; and

"Business Directory": visitors can use our categorized and searchable database of over 67,000 equine business.

Visitors to the "Buy & Sell" section of our clipclop.com website can also place their own classified advertisements by completing an "Ads Order Form" and paying the fee of US$9.95 for a 30 day ad, US$17.95 for a 60 day ad, $22.95 for a 90 day ad and US$27.95 for a 120 day ad.

Our homepage also features the top equine stories of the day, as well as direct links to several categories of storefronts in our online mall. A link to our business directory, where thousands of equine businesses and associations can be searched by keyword or by choosing a category, is also available on our homepage.

On-line Transactions Processing Facilities

On February 4, 2000, we announced that we had entered into an agreement with Cardservices International, pursuant to which we offer on-line transaction processing facilities to the equine business whose goods or services are offered through our clipclop.com website. We have identified over 60,000 horse related businesses that currently are unable to offer secured server credit card processing facilities directly. These companies make up a significant part of our target market.

Our agreement with Cardservices International allows us to process credit card transactions through our clipclop.com website on behalf of other businesses at a very competitive discount rate of 2.36%, compared to the usual 4.5% to 5% charged directly to small retailers. We will collect the bank charges and a 5% commission from each sale completed through our clipclop.com website. In consideration of its credit card processing services, Cardservices International receives a transaction fee of $0.25 per transaction, a minimum processing fee of $15.00 and a monthly customer service fee of $10.00.

On January 30, 2001, we entered into a 3 year Joint Marketing Agreement with MBNA America, a national banking association, pursuant to which MBNA America will market, at its own cost, horse themed credit card services to our clipclop.com website user base. Under the terms of the Joint Marketing Agreement, we will receive a royalty fee of US$40 for every credit card account that is opened and remains active for a period of 90 days. To date, no significant royalty revenue has been earned from this Joint Marketing Agreement.

Marketing

We intend to market our clipclop.com website using traditional advertising methods such as electronic mail, internet banner advertising and internet webpage links, to effect maximum exposure and penetration in the equestrian marketplace.

Our objective is to maintain "clipclop.com" as a recognizable brand name. The principal intentions of our marketing and advertising activities will be to:

- maintain and expand awareness for our clipclop.com website;

- maintain the brand image for our clipclop.com website;

- generate distributor inquiries; and

- create free exposure for our clipclop.com website.

We will also pursue possible co-marketing alliances and other distribution opportunities to create exposure for and a brand name for our clipclop.com website.

Promark Software Inc. - MicroCLAS Educational Software and Other Software Programs

Our subsidiary, Promark Software Worldwide, Inc., has a website at www.promarksoftware.com. On our Promark website, we offer a variety of "edutainment" software related to geography, languages, anatomy and puzzles. Promark sold the majority of its software licenses in years prior to fiscal 2000 and Promark's only remaining revenue-producing licence is with National Geographic Society which generates revenue of less than $15,000 per annum.

Our interactive multimedia MicroCLAS software technology is suitable for any discipline that can be represented graphically with information presented or assembled in a logical sequence. We currently have 16 MicroCLAS modules in distribution, including United States, Canada, World, United Kingdom, Japan and Germany geography modules, Spanish and French language modules and rat, pigeon, dogfish and frog biology modules. National Geographic distributes ZipZapMap! geography modules for MS-DOS™, Windows™ and Macintosh™ operating environments and Zingo Lingo language modules for Windows™ and Macintosh™ operating environments. Encyclopedia Britannica distributes Virtual Anatomy modules for Windows™ and Macintosh™ operating environments. We directly distribute the Virtual Horse for the Windows™ operating environment.

Our MicroCLAS modules are designed to teach facts to users. The technology can be applied to a broad range of learning situations in which repetitive activities are used to learn. The MicroCLAS modules challenge the player to achieve high scores while gaining a basic understanding of the subject by manipulating objects or features on the screen.

In the MicroCLAS modules, objects "tumble" from the top to the bottom of the screen and the player directs and locks them into the correct spot using cursor keys. In the geography modules, states or provinces, topographical features such as mountains and rivers, must be placed in the correct geographical location. In the language modules, foreign language words are pronounced and must be matched with the objects that they represent. In the biology modules, anatomical features of the digestive, nervous or male or female reproductive system, among others, must be placed in the appropriate place of the subject animal.

A player must place an object before it "falls" off the screen. The player can set the speed of the game to slow, medium or fast and the difficulty level to beginner, intermediate or advanced. The faster the speed, the faster the object drops and the higher the bonus value of the object. The level of difficulty affects the initial horizontal position of the falling object, its initial orientation and whether an object type icon falls with the object. Beginners are provided a "Hint" key that briefly flashes the correct location of the object. Points are awarded for each successful placement until all objects have been placed. Sounds encourage the player and give information about how he or she is doing. A "pause" button is available to "freeze" the game at any time to show how much of the module has been completed.

Speed and difficulty levels, the accuracy with which an object is positioned, and the number of attempts required to place an object affect scoring. A continuously updated "Hall of Fame" lists the ten highest scores for each player to date on a given PC or network.

Our MicroCLAS geography and language modules are targeted at the home and school markets for elementary and middle school students in grades three through nine. Our MicroCLAS biology modules are targeted at the home and school markets for middle and high school students in grades nine through twelve.

Our MicroCLAS software has received awards for quality and innovation. In December 1994, ZipZapMap! USA won the Honors Award from the Parent's Choice organization. The annual award identifies the year's best product in children's media. In March 1995, Parents Magazine presented ZipZapMap! USA with its Golden Mouse Award. In winning the ages 9 to 12 category, ZipZapMap! USA competed against well-known titles from Davidson & Associates (Math Blaster) and from Lucas Arts (Rebel Assault). ZipZapMap! was also named to Media & Methods 1995 Awards Portfolio.

National Geographic publishes and distributes ZipZapMap! modules covering the geography of the United States, Canada, and the World. Geography modules for Europe, Germany, the United Kingdom, Ireland, France and Japan are complete and publishing and distribution rights for these modules are available for licensing.

Promark offers the following geography software:

- Aced Geography Canada

- Aced Geography Germany

- Aced Geography Japan

- Aced Geography United Kingdom

- Aced Geography United States

- Aced Geography World

The geography software is geared to children aged 5 to 10. A player chooses the region that he/she would like to play in, and the provinces/states/territories/regions drift down the screen, prompting the player to accurately place each provinces/states/territories/regions, following which the player inserts the name of the various provinces/states/territories/regions and the names of various cities and towns. Features of the geography software include adjustable skill levels and sound effects.

The following language software is available on the Promark website:

- Aced Languages French

- Aced Languages Spanish

The languages software helps a player learn a specific language by allowing the player to choose different game scenarios. Once a scenario has been chosen, phrases slowly drift down the screen, allowing the player to guide the phrase into the appropriate location using the arrow keys on the keyboard. Features of the languages software include savable games, adjustable skill levels and sound effects.

Promark's anatomy line of software includes:

- Aced Virtual Anatomy Dogfish

- Aced Virtual Anatomy Frog

- Aced Virtual Anatomy Pigeon

- Aced Virtual Anatomy Rat

- Virtual Horse

Each of the anatomy software programs is a vivid graphic representation of the internal organs, muscle, skeletal, reproductive and respiratory systems of each of the dogfish, frog, pigeon and rat. A player chooses one of the different body systems and is prompted to place the names of the body part as they drift down the screen. The anatomy software has adjustable skill levels, sound effects and savable games.

With respect to Virtual Horse, players learn not only about the anatomy of a horse but about tack and the various parts of a saddle. As with the other anatomy software programs, a player guides the body parts or pieces of tack to the correct position on the horse as the pieces drift down the screen. Points are awarded based on the speed and accuracy of the placement of the pieces.

There are also two puzzle programs available on the Promark website, PuzzlePCs Norman Rockwell Series and PuzzlePCs Elvis Puzzle Series. Each of the programs contains a collection of puzzles with bright graphics and adjustable piece sizing. Features of these programs include timed performance, resizable box tops and adjustable skill levels.

Jigsaw Puzzle Software

Products using our jigsaw puzzle software engine are published and distributed by National Geographic under the trade name PicturePuzzle (CD-ROM and diskette based versions) and by Fink & Company under the name PuzzlePC (Diskette based versions). The PicturePuzzle and PuzzlePC products operate on Windows™ and Macintosh™.

The jigsaw puzzle software brings the fun and challenge of jigsaw puzzles to the personal computer. The combination of the software and high quality images and the power of a personal computer allows the player to build electronic jigsaw puzzles without any of the concerns associated with traditional jigsaw puzzles-lost pieces and insufficient table space.

Each puzzle is made from a photograph that has received national distribution and recognition. The player decides how challenging the puzzle will be by determining the number of pieces to break the puzzle into (as few as 9 or as many as 252 pieces) and how much help the software will supply. PicturePuzzle and PuzzlePC can sort pieces by shape and color, rotate pieces so that they are right-side up, and even show connection pieces.

In addition to the assembly window (the main building space), the software allows the player to call up three additional windows on the computer screen; the box top, which shows the photograph on which the puzzle is based; the table top, which displays all the puzzle pieces on the virtual table top, or work space; and the piece box, which provides another view of the work space.

Diskette and Internet based versions of PicturePuzzle and PuzzlePC contain six to ten pictures, but the number of pictures may vary, depending on the disk space required by the images and audio components used. CD-ROM versions contain up to 75 pictures and the CD-ROM format contains modules for both Windows™ and Macintosh™ operating environments.

The target markets for software products that use our jigsaw puzzle software engine are both the education and home markets.

Distribution of Promark's Software

Each of Promark's software programs can be purchased directly from the Promark website and through the Digital River online network. Once an order is placed, the software is delivered via Electronic Software Delivery, which allows for instant installation. The software is also distributed by National Geographic Society, which markets our software directly to educational institutions throughout the United States. This agreement was renewed for a period of two years during the fiscal year ended September 30, 2000.

Customer Support

We provide limited customer support to the users of our products. Customer support is primarily the obligation of our licensees. Our obligation to correct errors in our products are limited to correcting such errors in the master diskette or CD-ROM, within 30 days of receiving notice of such error in the case of its agreements with National Geographic Society. Our obligation is to use reasonable efforts to correct any functional non-conformance reported. Customer support in respect of software licenses delivered in prior periods is insignificant to our current operations.

USe-Store Worldwide, LLC

USe-Store Worldwide, LLC

On June 8, 2001, pursuant to the terms of a Share Exchange Agreement dated April 9, 2001, between our company, USe-Store LLC, Jonathan Severn, Jerry Bohn, Ryan Spurgin and Gregg Schlender, we acquired all of the issued and outstanding membership interests of USe-Store LLC (now USe-Store Worldwide, LLC) for total consideration valued at US$750,000, paid by us by the issuance of 2,142,857 (15,000,000 pre-reverse split) common shares in our capital stock, at a deemed price (based on the trading value of our common stock on the acquisition date) of $0.35 ($0.05 pre-reverse split) per share. Following the acquisition, USe-Store became a wholly-owned subsidiary of our company. The value assigned to our common stock issued on the acquisition of USe-Store has been discounted to $375,000 for the purposes of our Canadian GAAP consolidated financial statements, reflecting a discount to the market price taking into account the quantity of shares issued and market activity of our shares on the acquisition date.

Business of USe-Store Worldwide, LLC

USe-Store Worldwide LLC has been in business since April, 2000. USe-Store's clients list their websites in USe-Store's media advertised online mall, and are offered the ability to purchase a listing on USe-Store's online mall that the client can maintain personally or that can be maintained by USe-Store's technical staff. A business can list its website on USe-Store's online mall for a basic cost of US$29.95 per month, which includes the hosting of the business' website. USe-Store also provides upgraded websites which allow the merchant to display many more products on several additional website templates, at a monthly hosting fee of $39.95. Merchants who already have their own websites can join our online mall for a monthly fee of $19.95. All fees are earned pursuant to agreements entered into on a month-to-month basis. Subsequent to September 30, 2001, USe-Store offers, at an additional charge, to also provide its clients with the support to build a website from inception to completion, offering advice on all aspects of doing so, including how to get started, how to obtain a unique URL, choosing categories and templates, inserting graphics, video streaming, shopping carts, obtaining a merchant account and using a secure payment gateway.

USe-Store has developed its own search engine capability that is able to categorize and search for stores registered in its online mall. The USe-Store website contains over 30 main category headings, including Finance, Business, Home, Computers and Health sites, which headings are then broken down into more specific categories. On October 26, 2001, our company announced the release of Version 2 of its online mall, which has significant improvements over the prior version, including allowing for random first product display upon a search request, which allows all vendors equal opportunity for top search results placement. In addition, Version 2 of our online mall has more specific and deeper product categorization and a front-page information center that allows for real time news, stock quotes and weather.

Through our www.use-store.com website, our online merchants are able to use several business tools to enhance their internet and e-commerce capabilities. Our www.use-store.com website provides access to advertising through banner ads, assists with obtaining merchant accounts to accept credit card payments over the internet and provides search engine placement and referrals to obtain products if the merchant has limited merchandise lines. USe-Store is dedicated to providing online merchants with the best opportunity to promote and sell their products on the internet. All such services are offered on a month-to-month basis.

Utilizing a user password and login, our online merchants have complete control over their websites. They are free to make changes 24 hours a day, seven days a week. In conjunction with our parent company, Worldwide Technologies, Inc., which provides the hosting for the online mall portal, we provide extremely high access speeds regardless of the number of simultaneous users.

Customer Support

USe-Store Worldwide, LLC provides its hosted merchants with live customer support during normal business hours. Our customer support staff is dedicated to ensuring our customers' websites meet their specific requirements. Our customer service team handles everything from minor changes to full website customization. Most of the customer support provided by USe-Store Worldwide, LLC is free of additional charges in connection with month-to-month hosting arrangements.

Receivership of USe-Store Worldwide LLC

On November 14, 2001, USe-Store Worldwide LLC, Jonathan Severn, our president, and six other companies related to our company's president (collectively the "Defendants") were named in a civil complaint by the State of California alleging false advertising and unfair competition by the sale of a seller's assisted marketing plan and endless chain scheme. The complaint was filed in the Superior Court of California, County of Ventura, in Civil Case No. CIV207490. The State of California obtained a temporary restraining order against the Defendants relating to their involvement in a seller-assisted marketing venture, unrelated to the business activities of USe-Store Worldwide LLC, which was providing web hosting services to consumers who purchased a program through other of the Defendants. As part of the order, a temporary receiver was appointed for USe-Store Worldwide LLC by the State of California to act as an agent of the court under the order. Among other responsibilities, the receiver assumed full control of USe-Store Worldwide LLC and had exclusive custody over the assets of USe-Store Worldwide LLC.

On December 27, 2001, a stipulated final judgement and permanent injunction was filed in the Superior Court of California, County of Ventura whereby the Defendants agreed, among other things, to comply with California law relating to unfair competition, false advertising, endless chain schemes, seller assisted marketing plans and consumer protection statutes. The Defendants are also required to pay the State of California the sum of $250,000 with $80,000 due immediately (which has been paid) and the balance payable in monthly instalments starting on January 20, 2002 until fully paid on June 20, 2002. The amount payable is non-interest bearing if instalments are made on time. Should instalments not be made, the entire amount becomes immediately payable with interest payable at the legal post-judgement rate. The Defendants are also responsible for paying to the State of California any amounts recovered on claims against another company. Although USe-Store Worldwide LLC is joint and severally liable for payment of the judgement, the other Defendants have agreed to be responsible in making the said payments. Additional terms of the injunction include, among others, the following:

1. the receiver will continue to act with the full power in accordance with the terms of the temporary restraining order, with his fees to be paid by the Defendants;

2. the receiver must approve all payments of greater than $50,000;

3. control of USe-Store Worldwide LLC cannot change hands during the period of receivership;

4. a compliance monitor was appointed by the State of California to enforce terms of the injunction, for a fee not exceeding $6,500 per month; and

5. the Defendants were required to provide the compliance monitor with $10,000 constituting a "compliance fund" for the compliance monitor to issue refunds on seller assisted marketing plan purchases made after November 14, 2001. Should the compliance fund fall below $10,000, the Defendants must replenish the fund back to $10,000. Upon discharge from receivership, the balance in the fund is to be returned to the Defendants.

USe-Store Worldwide LLC shall remain under receivership and the compliance monitor for a period of not less than 180 days from December 27, 2001. At any time thereafter, the receiver may bring an application to the court to terminate the receivership and compliance monitor upon showing regular proof, consistent compliance by the Defendants with the order and the implementation of appropriate controls and preventative measures to effect ongoing compliance. In absence of such a motion, the receivership and compliance monitor will remain in place indefinitely. Management expects the receivership to be terminated upon payment of the final penalty installment in June 2002 and does not expect USe-Store Worldwide LLC to absorb any portion of the costs and penalties set out in the stipulated judgement.

Entertainment Hosting & Merchandising, LLC

We entered into a Purchase Agreement dated November 28, 2001 with Jonathan Severn, Gregg Schlender and Entertainment Hosting & Merchandising, LLC. On November 28, 2001, we completed the acquisition of 100% of the membership interests in the capital of Entertainment Hosting, a California limited liability company, for a total purchase price of $100. Entertainment Hosting will focus on acquiring merchandising and hosting revenue rights in the entertainment industry. Shortly after closing of the acquisition, Entertainment Hosting finalized a contract pursuant to which it secured the worldwide rights to the proceeds and revenues derived from the sale of memberships and products for the official Ricky Martin Fan Club website. By way of a Licence Agreement made March 14, 2000 between Ricky Martin Enterprises, Inc. as Licensor and Jesdan Entertainment Corp. as Licensee, Ricky Martin Enterprises, Inc. agreed to license to Jesdan Entertainment the exclusive right to certain intellectual property to create and manage the Official Ricky Martin Fan Club and website.

Pursuant to an Assignment of Proceeds Agreement, dated November 28, 2001, Jesdan Entertainment agreed to assign its entire right to the proceeds and revenue derived from the sale of any Ricky Martin Fan Club Merchandise and Memberships on the Ricky Martin website to Entertainment Hosting, in exchange for which, we agreed to, among other things:

1. issue to the Jesdan Entertainment 125,000 fully paid and non-assessable common shares in our capital;

2. issue to Roy Sciacca fully paid and non-assessable common shares having an aggregate value of $25,000 in consideration of his agreement to serve as Entertainment Hosting's Senior Vice-President New Talent, and in lieu of any other compensation payable to Mr. Sciacca in such capacity;

3. grant to Jesdan Entertainment an aggregate of 200,000 share purchase warrants, which warrants will be exercisable for a period of five (5) years, and entitle Jesdan Entertainment to purchase up to 200,000 common shares in our capital as follows:

(a) 50,000 of the warrants exercisable at a price of $0.25 per share;

(b) 50,000 of the warrants exercisable at a price of $0.50 per share;

(c) 50,000 of the warrants exercisable at a price of $0.75 per share; and

(c) 50,000 of the warrants exercisable at a price of $1.00 per share.

Our company was also a party to the Assignment of Proceeds Agreement. Pursuant to the terms of the Assignment of Proceeds Agreement, amended by way of an Amendment of Assignment of Proceeds Agreement, dated December 12, 2001, and following the acquisition of Entertainment Hosting, our board of directors appointed Roy Sciacca, who is also the President and CEO of Jesdan Entertainment, to the position of Senior Vice President - New Talent of Entertainment Hosting.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during our search for a new business opportunity. Prospective investors should consider carefully the risk factors set out below.

WE ARE aN EARLY Stage Company AND HAVE NOT EARNED ANY SIGNIFICANT REVENUES SINCE THE IMPLEMENTATION OF OUR clipclop.com WEBSITE Which Makes IT DIFFICULT TO EVALUATE WHETHER WE WILL OPERATE PROFITABLY.

We are an early stage company which is primarily involved in the operation of our websites, including our clipclop.com website, which caters to individuals interested in horses and equine-related pursuits, our Promark website, which markets our educational, personal computer-based software and our USe-Store website, which allows USe-Store's clients to list their websites in USe-Store's media advertised online mall. We are involved in a relatively new business, having launched our clipclop.com and Promark websites initially on December 1, 1999, and having acquired USe-Store's issued and outstanding memberships in June, 2001, and as a result, we do not have a historical record of sales and revenues nor an established business track record from the operation of our business.

To September 30, 2001, we have incurred regular operating losses and, prior to the acquisition of USe-Store, LLC, had no significant source of revenue. USe-Store Worldwide, LLC, the company's operating subsidiary acquired in June, 2001 has also been named as a defendant in a judgment issued by the State of California against related parties in a business venture unrelated to that of USe-Store. (Item 3 - "Legal Proceedings") As a result of this judgment, the Court has appointed a receiver to act as an agent of the Court. Among other responsibilities, the receiver has assumed full control of USe-Store and has exclusive custody over the assets of USe-Store. Management expects the Receiver to be removed in June, 2002, but believes that the receivership has not had a material impact on the day-to-day operations of USe-Store.

Unanticipated problems, expenses and delays are frequently encountered in ramping up sales and launching new businesses. Our ability to successfully develop our website and to generate significant operating revenues will depend on our ability to successfully develop and maintain brand names for each of our websites and to attract new and maintain old users of our websites.

Given our limited operating history, operating losses and other factors set out above, there can be no assurance that we will be able to achieve our goals and develop a sufficiently large user base of our websites to be profitable. Management believes our company can sustain its operations for the next twelve months from existing working capital and operations over the next year. Should cash flow not be sufficient to sustain operations for the next year, we plan to raise debt and equity capital as needed on a private placement basis to finance the operating and capital requirements of our company. It is management's intention to continue to finance planned capital expansion and continued development in the e-marketplace and Internet website business. These factors raise substantial doubt about our company's ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the September 30, 2001 audited financial statements. The future of our company will depend upon our ability to obtain adequate financing and continuing support from stockholders and creditors and to achieve and maintain profitable operations. To the extent that we cannot achieve our plans and generate revenues which exceed expenses on a consistent basis and in a timely manner, our business, results of operations, financial condition and prospects would be materially adversely affected.

we expect to experience significant and rapid growth in the scope and complexity of our business as we proceed with the development OF OUR WEBSITEs AND OUR BUSINESSES. if we are unable to hire staff to manage our operations, Our Growth Could Harm Our Future Business Results and may strain our managerial and operational resources.

As we proceed with the development of our websites and services associated with each of our websites individually, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to market our websites, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

WE MUST DEVELOP A MARKETING AND SALES PROGRAM TO GENERATE ANY SIGNIFICANT REVENUES

We will be required to develop a marketing and sales campaign that will effectively demonstrate the advantages of our websites, services and products. We may also elect to enter into agreements or relationships with third parties regarding the promotion or marketing of our websites, products and services. There can be no assurance that we will be able to establish adequate sales and marketing capabilities, that we will be able to enter into marketing agreements or relationships with third parties on financially acceptable terms or that any third parties with whom we enter into such arrangements will be successful in marketing and promoting our websites, products and services.

OUR SUCCESS IS DEPENDENT UPON THE ACCEPTANCE OF OUR COMPANY, OUR WEBSITES AND OUR BUSINESSES

Our success is dependent upon achieving significant market acceptance of our company and our websites, products and services. We cannot guarantee that users will accept our websites, or even the Internet, as a replacement for traditional sources of equestrian information, educational software and shopping. Market acceptance of our websites depends upon continued growth in the use of the Internet generally and, in particular, as a source of equestrian information services, educational software and online shopping. The Internet may not prove to be a viable channel for these services. Failure to achieve and maintain market acceptance of our websites would seriously harm our business.

Acceptance of our websites depends on the success of our advertising, promotional and marketing efforts and the ability to continue to provide high-quality information, products and services to our users of our website. To date, we have not spent a considerable amount on marketing and promotional efforts. To increase awareness of our websites, we expect to spend a significant amount on promotion, marketing and advertising in the future. If these expenses fail to develop an awareness of our websites, these expenses may never be recovered and we may never be able to generate any significant future revenues. In addition, even if awareness of our websites increases, we may not be able to increase or maintain the number of users of our websites.

OUR CONTINUED OPERATIONS DEPEND ON TECHNOLOGY AND COMPUTER SYSTEMS

The markets in which we compete are characterized by rapidly changing technology, evolving technological standards in the industry, frequent new websites, services and products and changing consumer demands. Our future success will depend on our ability to adapt to these changes and to continuously improve the performance, features and reliability of our service in response to competitive services and products and the evolving demands of the marketplace, which we may not be able to do. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our services or infrastructure, which might impact our ability to become or remain profitable.

Our websites utilize sophisticated and specialized network and computer technology. We anticipate that it will be necessary to continue to invest in and develop new and enhanced technology on a timely basis to maintain our competitiveness. Significant capital expenditures may be required to keep our technology up to date. Investments in technology and future investments in upgrades and enhancements to software for such technology may not necessarily maintain our competitiveness. Our business is highly dependent upon our computer and software systems, and the temporary or permanent loss of such equipment or systems, through casualty, operating malfunction or otherwise, could have a material adverse effect upon us.

The Loss of JONATHAN SEVERN or any of OUR KEY MANAGEMENT PERSONNEL Would Have an Adverse Impact on OUR Future Development and could impair our ability to succeed.

Our performance is substantially dependent on the expertise of Jonathan Severn, our President, CEO and one of our directors, and other key management personnel, and our ability to continue to hire and retain such personnel. Mr. Severn, spends approximately 40% of his working time on our company. It may be difficult to find sufficiently qualified individuals to replace Mr. Severn or other key management personnel if we were to lose any one or more of them. Accordingly, the loss of Jonathan Severn or any of our key management personnel could have a material adverse effect on our business, development, financial condition, and operating results.

We do not maintain "key person" life insurance on any of our directors or senior executive officers.

SINCE OUR SHARES ARE thinly traded and trading on the otc bulletin board may be sporadic because it is not an exchange, STOCKHOLDERS MAY HAVE DIFFICULTY RESELLING THEIR SHARES.

Our common stock is quoted on the OTC Bulletin Board and is thinly traded. In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects. In addition, the OTC Bulletin Board is not an exchange and, because trading of the securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on an exchange or the Nasdaq Stock Market, Inc., you may have difficulty reselling any of our common shares.

Trading of Our Stock May Be Restricted by the SEC's Penny Stock Regulations Which May Limit a Stockholder's Ability to Buy and Sell our Stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

WE DO NOT EXPECT TO DECLARE OR PAY ANY DIVIDENDS.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future.

OUR WHOLLY-OWNED SUBSIDIARY, PROMARK SOFTWARE WORLDWIDE, INC. OPERATES IN A VERY COMPETITIVE MARKETPLACE

The educational and consumer software industry in which we operate is very competitive. In the consumer market, our products compete against a large number of companies of varying sizes and resources. There is an increasing number of competitive products offered by a growing number of companies.

Increased competition in the consumer market for multimedia educational software may result in a reduction in sales of products incorporating our technology, or additional price competition, any of which could have a material adverse effect on our operating results. Existing competitors may continue to broaden their product lines, and potential competitors, including larger computer or software manufacturers, entertainment companies and educational publishers, may enter or increase their focus on the educational software market, resulting in greater competition for us.

Many of our competitors are substantially larger than we are and have significantly greater financial resources and marketing capabilities than we do, together with better name recognition. It is also possible that new competitors may emerge and acquire significant market share. Competitors with superior resources and capabilities may be able to utilize such advantages to market their website, products and services better, faster and/or cheaper than our company. Increased competition is likely to result in reduced gross margins and loss of market share, either of which could have a material adverse effect upon our business, results of operations and financial condition. In addition, there can be no assurance that we will be able to compete successfully against our present or future competitors.

Our ability to compete successfully will require that we develop and maintain a technologically advanced website, provide superior information content, products and services, and obtain a significant customer and user base for our websites. There can be no assurance that we will be able to achieve these objectives. Failure to do so would have a material adverse effect on our business, operating results and financial condition. Furthermore, our websites and products and services will compete directly with other existing and subsequently developed products using competing technologies. There can be no assurance that our competitors will not succeed in developing or marketing technologies, websites, services and products that are more effective and commercially desirable than those developed or marketed by us or that would render our websites, products and services non-competitive. Failure of our websites, products and services to compete successfully with websites, products and services using competing technologies will have a material adverse effect on our business, operating results and financial condition.

The market for Internet content, products, services and advertising is new, rapidly evolving and intensely competitive. We currently compete, or potentially compete, with many providers of website content, information services and products, as well as traditional media and promotional efforts, for audience attention and advertising and sponsorship expenditures. We expect competition to intensify in the future. Barriers to entry are not significant, and current and new competitors may be able to launch new websites at a relatively low cost. Competition for members, users and advertisers, as well as competition in the electronic commerce market, is intense and is expected to increase significantly.

INTELLECTUAL PROPERTY

We regard our software products as proprietary and rely primarily on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect proprietary rights. We do not anticipate that we will apply for patent protection in the United States for an educational game and apparatus, and there can be no assurance in any event that patent protection would be granted. We also retain and duplicate source codes which are stored in a safety deposit box. We do not embed in our software any mechanisms to prevent or inhibit unauthorized copying. In prior periods, some of our software products were licensed to end-users under "shrink wrap" license agreements, but they were not signed by licensees and, therefore, may not be binding under the laws of certain jurisdictions. We are aware that unauthorized copying occurs within the software industry, and if a significant amount of unauthorized copying of our products were to occur, our business, financial condition and operating results could be adversely affected. As the number of software products in the industry increases and the functionality of these products further overlaps, software developers may increasingly become subject to infringement claims. Although there are currently no infringement claims against us, there can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future products, or that any such assertion will not require that we enter into royalty arrangements or incur significant litigation costs.

Competition (USe-Store Worldwide, LLC)

The marketplace in which we operate our USe-Store website has become increasingly competitive. Our competitors, such as Netgateway, Inc. and WSN Group Inc., include application service providers, software vendors, systems integrators and information technology consulting service providers who offer services similar to ours to the small business and entrepreneurial markets. Many of our competitors do not yet offer a range of Internet-related professional services such as those we offer, including the support to build a website from creation to completion, maintenance of client websites by our technical staff and assistance in obtaining merchant accounts to accept credit card transactions over the Internet. These competitors could choose to focus additional resources on the aspects of their websites which may make them more attractive to our target markets, which could have a materially adverse effect on our business, prospects, financial condition and results of operations. Competition for customers, users and advertisers, as well as competition in the e-commerce market generally, is intense and is expected to increase significantly as the Internet continues to attract new users as online shoppers.

There are relatively low barriers to entry into our business sector. Our company's proprietary technology is limited, and may not discourage or inhibit companies from becoming competitive with us. Many of our competitors are substantially larger than we are and have significantly greater financial resources and marketing capabilities than we do, together with better name recognition. It is also possible that new competitors may emerge and acquire significant market share. Competitors with superior resources and capabilities may be able to utilize such advantages to market their websites and services better, faster and/or cheaper than our company. Increased competition is likely to result in reduced gross margins and loss of market share, either of which could have a materially adverse effect upon our business, results of operations and financial condition. In addition, there can be no assurance that we will be able to compete successfully against our present or future competitors.

Our ability to compete successfully will require that we develop and maintain a technologically advanced website, provide superior information content, products and services, and obtain a significant customer and user base for our website. There can be no assurance that we will be able to achieve these objectives. Failure to do so would have a materially adverse effect on our business, operating results and financial condition. There can be no assurance that our competitors will not succeed in developing or marketing technologies, websites and services that are more effective and commercially desirable than those developed or marketed by us or that would render our website and services non-competitive. Failure of our website and services to compete successfully with websites and services using competing technologies will have a material adverse effect on our business, operating results and financial condition.

Research and Development Activities

Over the past two fiscal years, we have expended a total of $471,475 on the development of our software and maintenance of our various websites, as follows:

Year Ended	Total Funds Expended on Research and Development
September 30, 2001	$179,635
September 30, 2000	$291,840

Employees

As at the date of this annual report, we employ a total of 15 people on a full-time basis (4 people at clipclop.com Worldwide and 11 people at USe-Store Worldwide, LLC).

Item 2. Description of Property.

We have offices located at Suite 1500, 789 West Pender Street, Vancouver, British Columbia, Canada. We occupy the Vancouver premises pursuant to a lease, which expires on May 31, 2002. We are currently negotiating the renewal terms of the lease of the Vancouver premises. Our current expenses with respect to the lease are $1,940 per month ($23,284 annually). Our executive offices relocated on October 31, 2001 to 300 Esplanade Drive, Suite 1680, Oxnard, Ventura County, CA 93030. We occupy the Ventura County premises pursuant to a lease, which expires on November 30, 2002. Our current expenses with respect to the Ventura County lease are $1,200 per month ($14,400 annually).

Item 3. Legal Proceedings.

Other than as disclosed below, we know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

On November 14, 2001, USe-Store Worldwide LLC, Jonathan Severn, our president, and six other companies related to our company's president (collectively the "Defendants") were named in a civil complaint by the State of California alleging false advertising and unfair competition by the sale of a seller's assisted marketing plan and endless chain scheme. The complaint was filed in the Superior Court of California, County of Ventura, in Civil Case No. CIV207490. The State of California obtained a temporary restraining order against the Defendants relating to their involvement in a seller-assisted marketing venture, unrelated to the business activities of USe-Store Worldwide LLC, which was providing web hosting services to consumers who purchased a program through other of the Defendants. As part of the order, a temporary receiver was appointed for USe-Store Worldwide LLC by the State of California to act as an agent of the court. Among other responsibilities, the receiver assumed full control of USe-Store Worldwide LLC and had exclusive custody over the assets of USe-Store Worldwide LLC.

On December 27, 2001, a stipulated final judgement and permanent injunction was filed in the Superior Court of California, County of Ventura whereby the Defendants agreed, among other things, to comply with California law relating to unfair competition, false advertising, endless chain schemes, seller assisted marketing plans and consumer protection statutes. The Defendants are also required to pay the State of California the sum of $250,000 with $80,000 due immediately (which has been paid) and the balance payable in monthly instalments starting on January 20, 2002 until fully paid on June 20, 2002. Should instalments not be made as ordered, the entire amount becomes immediately payable with interest payable at the legal post-judgement rate. Although USe-Store Worldwide LLC is joint and severally liable for payment of the judgement, the other Defendants have agreed to be responsible in making the said payments. Additional terms of the injunction include, among others, the following:

1. the receiver will continue to act with the full power in accordance with the terms of the temporary restraining order, with his fees to be paid by the Defendants;

2. the receiver must approve all payments of greater than $50,000;

3. control of USe-Store Worldwide LLC cannot change hands during the period of receivership;

4. a compliance monitor was appointed by the State of California to enforce terms of the injunction, for a fee not exceeding $6,500 per month; and

5. the Defendants were required to provide the compliance monitor with $10,000 constituting a "compliance fund" for the compliance monitor to issue refunds on seller assisted marketing plan purchases made after November 14, 2001 and to replenish the fund if necessary.

USe-Store Worldwide LLC shall remain under receivership and the compliance monitor for a period of not less than 180 days from December 27, 2001. At any time thereafter, the receiver may bring an application to the court to terminate the receivership and compliance monitor upon showing regular proof, consistent compliance by the Defendants with the order and the implementation of appropriate controls and preventative measures to effect ongoing compliance. In absence of such a motion, the receivership and compliance monitor will remain in place indefinitely. Management expects the receivership to be terminated upon payment of the final penalty instalment in June 2002 and does not expect USe-Store Worldwide LLC to absorb any portion of the costs and penalties set out in the stipulated judgement.

Item 4. Submissions of Matters to a Vote of Security Holders.

On August 14, 2001, we held an Extraordinary General Meeting of our shareholders. The following matters were voted on and approved by a quorum of our shareholders:

1. the authorized capital of our company was altered by consolidating all of the authorized 100,000,000 common shares without par value, of which 58,078,252 common shares were then issued and outstanding, on the basis of seven (7) common shares being consolidated into one (1), such that the authorized capital of our company then consisted on 14,285,714 common shares without par value, of which 8,296,893 common shares were then issued and outstanding;

2. the authorized capital of our company was then increased to 100,000,000 common shares without par value; and

3. the Memorandum of our company was altered by changing the name of our company from "clipclop.com Enterprises Inc." to "Worldwide Technologies Inc.".

With respect to the consolidation of our company's authorized share capital, 26,440,393 votes were cast in favor, 4,445,981 votes were cast against and 29,555 votes abstained. The consolidation was effective on September 10, 2001.

With respect to the increase in our company's authorized share capital, 26,663,280 votes were cast in favor, 4,276,791 votes were cast against and 82,950 votes abstained.

With respect to the alteration of our company's Memorandum to change our name to "Worldwide Technologies Inc.", 30,227,631 votes were cast in favor, 765,835 votes were cast against and 29,555 votes abstained.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol "WWDEF" and CUSIP# 981-60T-106. The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Our common shares are issued in registered form. Computershare Trust Company of Canada is the registrar and transfer agent for our common shares. Their address is 4th Floor, 510 Burrard Street, Vancouver, British Columbia, Canada , V6C 3B9 Telephone: 604.661.9400, Facsimile 604.683.3694.

The high and low bid prices for our common shares (obtained from Canada Stockwatch) for each full financial quarter for the two most recent full fiscal years were as follows:

Quarter Ended(1)	High(2)	Low(2)
September 30, 2001	$0.25	$0.14
June 30, 2001	$0.65 ($0.09 pre-reverse split)	$0.28 ($0.04 pre-reverse split)
March 31, 2001	$1.05 ($0.15 pre-reverse split)	$0.21 ($0.03 pre reverse split)
December 31, 2000	$1.89 ($0.27 pre-reverse split)	$0.21 ($0.03 pre-reverse split)
September 30, 2000	$2.31 ($0.33 pre-reverse split)	$1.40 ($0.20 pre-reverse split)
June 30, 2000	$4.20 ($0.60 pre-reverse split)	$1.75 ($0.25 pre-reverse split)
March 31, 2000	$10.15 ($1.45 pre-reverse split)	$1.12 (0.16 pre-reverse split)
December 31, 1999	$2.17 ($0.31 pre-reverse split)	$0.98 ($0.14 pre-reverse split)

(1) The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(2) Effective September 10, 2001, our common shares underwent a reverse split on a seven (7) to one (1) basis and the above quotations before September 10, 2001, have been adjusted to account for such reverse split.

On December 31, 2001, the shareholders' list for our common shares showed 208 registered shareholders and 8,296,893 common shares issued and outstanding. Effective September 10, 2001, our issued and outstanding shares were consolidated or reverse split on the basis of seven (7) common shares being consolidated into one (1) common share. The issued and outstanding common shares were reverse split from 58,078,252 to 8,296,893 common shares.

Dividend Policy

We have not declared or paid any cash dividends since inception. Although there are no restrictions that limit our ability to pay dividends on our common shares, we intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future.

Rights to Own Securities

Except as provided in the Investment Canada Act, there are no limitations under the applicable laws of Canada or by our charter or our other constituent documents on the right of foreigners to hold or vote our common shares or other securities.

The Investment Canada Act will prohibit implementation, or if necessary, require divestiture of an investment deemed "reviewable" under the Investment Canada Act by an investor that is not a "Canadian" as defined in the Investment Canada Act (a "non-Canadian"), unless after review the Minister responsible for the Investment Canada Act (the "Minister") is satisfied that the "reviewable" investment is likely to be of net benefit to Canada. An investment in our common shares by a non-Canadian would be reviewable under the Investment Canada Act if it was an investment to acquire control of our company and the value of our assets was $5 million or more. A non-Canadian would be deemed to acquire control of our company for the purposes of the Investment Canada Act if the non-Canadian acquired a majority of our outstanding common shares (or less than a majority but controlled our company in fact through the ownership of one-third or more of our outstanding common shares) unless it could be established that, on the acquisition, our company was not controlled in fact by the acquirer through the ownership of such common shares. Certain transactions in relation to our common shares would be exempt from review under the Investment Canada Act, including, among others, the following:

1. acquisition of common shares by a person in the ordinary course of that person's business as a trader or dealer in securities;

2. acquisition of control of our company in connection with the realization of security granted for a loan or other financial assistance and not for any purpose related to the provisions of the Investment Canada Act; and

3. acquisition of control of our company by reason of an amalgamation, merger, consolidation or corporate reorganization following which the ultimate direct or indirect control of our company, through the ownership of voting interests, remains unchanged.

The Investment Canada Act was amended with the World Trade Organization Agreement to provide for special review thresholds for "WTO Investors" of countries belonging to the World Trade Organization, among others, nationals and permanent residents (including "WTO Investor controlled entities" as defined in the Investment Canada Act). Under the Investment Canada Act, as amended, an investment in our common shares by WTO Investors would be reviewable only if it was an investment to acquire control of our company and the value of our assets was equal to or greater than a specified amount (the "Review Threshold"), which is published by the Minister after its determination for any particular year. The Review Threshold is currently CDN$218 million for the year 2002.

Taxation

Canadian Federal Income Taxation

We consider that the following summary fairly describes the principal Canadian federal income tax consequences applicable to a holder of our common shares who at all material times deals at arm's length with us, who holds all common shares as capital property, who is resident in the United States, who is not a resident of Canada and who does not use or hold, and is not deemed to use or hold, his/her/its common shares in our company in connection with carrying on a business in Canada (a "non-resident holder").

This summary is based upon the current provisions of the Income Tax Act (Canada) (the "ITA"), the regulations thereunder, the Canada-United States Tax Convention as amended by the Protocols thereto (the "Treaty") as at the date of this annual report statement and the currently publicly announced administrative and assessing policies of the Canada Customs and Revenue Agency (the "CCRA"). This summary does not take into account Canadian provincial income tax consequences. This description is not exhaustive of all possible Canadian federal income tax consequences and does not take into account or anticipate any changes in law, whether by legislative, governmental or judicial action. This summary does, however, take into account all specific proposals to amend the ITA and regulations thereunder, publicly announced by the Government of Canada to the date hereof.

This summary does not address potential tax effects relevant to our company or those tax considerations that depend upon circumstances specific to each investor. Accordingly, holders and prospective holders of our common shares should consult with their own tax advisors with respect to the income tax consequences to them of purchasing, owning and disposing of our common shares.

Dividends

The ITA provides that dividends and other distributions deemed to be dividends paid or deemed to be paid by a Canadian resident corporation (such as our company) to a non-resident of Canada shall be subject to a non-resident withholding tax equal to 25% of the gross amount of the dividend of deemed dividend. Provisions in the ITA relating to dividend and deemed dividend payments to and gains realized by non-residents of Canada, who are residents of the United States, are subject to the Treaty. The Treaty may reduce the withholding tax rate on dividends as discussed below.

Article X of the Treaty as amended by the US-Canada Protocol, ratified on November 9, 1995, provides a 5% withholding tax on gross dividends or deemed dividends paid to a United States corporation which beneficially owns at least 10% of our voting stock. In cases where dividends or deemed dividends are paid to a United States resident (other than a corporation) or a United States corporation which beneficially owns less than 10% of our voting stock, a withholding tax of 15% is imposed on the gross amount of the dividend or deemed dividend paid. We will be required to withhold any such tax from the dividend and remit the tax directly to CCRA for the account of such shareholder.

The reduction in withholding tax from 25%, pursuant to the Treaty, will not be available:

(a) if the shares in respect of which the dividends are paid formed part of the business property or were otherwise effectively connected with a permanent establishment or fixed base that the holder has or had in Canada within the 12 months preceding the disposition, or

(b) the holder is a U.S. LLC which is not subject to tax in the U.S.

The Treaty generally exempts from Canadian income tax dividends paid to a religious, scientific, literary, educational or charitable organization or to an organization exclusively administering a pension, retirement or employee benefit fund or plan, if the organization is resident in the U.S. and is exempt from income tax under the laws of the U.S.

Capital Gains

A non-resident holder is not subject to tax under the ITA in respect of a capital gain realized upon the disposition of a share of our company unless:

(a) the value of such shares is derived principally from real property (including resource property) situated in Canada,

(b) the holder was resident in Canada for 120 months during any period of 20 consecutive years preceding, and at any time during the 10 years immediately preceding, the disposition and the shares were owned by him/her/it when they ceased to be a resident of Canada,

(c) they formed part of the business property or were otherwise effectively connected with a permanent establishment or fixed base that the holder has or bad in Canada within the 12 months preceding the disposition, or

(d) the holder is a U.S. LLC which is not subject to tax in the U.S.

If subject to Canadian tax on such a disposition, the taxpayer's capital gain (or capital loss) from a disposition is the amount by which the taxpayer's proceeds of disposition exceed (or are exceeded by) the aggregate of the taxpayer's adjusted cost base of the shares and reasonable expenses of disposition. For Canadian income tax purposes, the "taxable capital gain" is equal to one-half of the capital gain.

Recent Sales of Unregistered Securities

Quarter Ended September 30, 2001

We did not issue any shares from treasury during the quarter ended September 30, 2001.

On September 11, 2001, we granted options to purchase an aggregate of 157,143 common shares in the capital of our company, of which options to purchase 142,857 common shares were granted to one of our current directors. The options granted to the current director vested as to 50% immediately upon execution of the stock option agreement between our company and that director and 50% on January 1, 2002. The options granted to the other individual vested immediately upon execution of the stock option agreement. All of the options are exercisable at a price of $0.35 per share and are exercisable until September 11, 2011. The options were granted in a transaction that was private in nature, in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

Quarter Ended June 30, 2001

On June 8, 2001, we issued an aggregate of 2,142,857 common shares (15,000,000 common shares pre-reverse split) in the capital of our company pursuant to the Share Exchange Agreement between our company and USe-Store, LLC (now USe-Store Worldwide, L.L.C.). The shares were issued in a transaction that was private in nature, in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

Quarter Ended March 31, 2001

On February 13, 2001, we granted options to purchase 71,429 common shares (500,000 common shares pre-reverse split) in the capital of our company to one of our directors. The options vested immediately upon execution of the stock option agreement between our company and the director, are exercisable at a price of $1.05 per share ($0.15 per share pre-reverse split) and are exercisable until February 13, 2011. The options were granted in an offshore transaction relying on Section 4(2) and Regulation S promulgated under the Securities Act of 1933.

On February 15, 2001, we issued 170,432 common shares (1,193,027 common shares pre-reverse split) in the capital of our company to John Henry, our former President and CEO and a director of our company, pursuant to an agreement to acquire certain assets from Mr. Henry, dated May 10, 1999. The shares were issued in a transaction that was private in nature, in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

On February 26, 2001, we granted options to purchase an aggregate of 571,429 common shares (4,000,000 common shares pre-reverse split) in the capital of our company to four of our officers. The options vested as to 50% immediately upon execution of the stock option agreement between our company and each respective officer and 50% on January 1, 2002, are exercisable at a price of $0.35 per share ($0.05 per share pre-reverse split) and are exercisable until February 26, 2011. The options were granted in a transaction that was private in nature, in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

Quarter Ended December 31, 2000

We did not issue any shares from treasury during the quarter ended December 31, 2000.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Forward Looking Statements

This discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. When used in this document, the words "expects", "anticipates", "intends" and "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed in this document. Factors that could cause or contribute to such differences include those discussed in Item 1 - "Risk Factors".

Overview

Our company was incorporated under the laws of the Province of British Columbia on August 9, 1984 and operated in a variety of business ventures until December 1, 1999 when we acquired the rights to certain intellectual property and a website (www.clipclop.com) targeted at horse owners, equestrian enthusiasts and equestrian related businesses. From December 1, 1999 to June 8, 2001, our primary operations focused on the development of our equine information division, clipclop.com. On June 8, 2001, pursuant to the terms of a Share Exchange Agreement dated April 9, 2001, between our company, USe-Store, LLC, Jonathan Severn, Jerry Bohn, Ryan Spurgin and Gregg Schlender, we acquired all of the issued and outstanding membership interests of USe-Store, LLC (now USe-Store Worldwide, LLC) in exchange for the issuance of 2,142,857 (15,000,000 pre-reverse split) shares of our common stock at a price of $0.35 ($0.05 pre-reverse split). Following the acquisition, USe-Store became a wholly owned subsidiary of our company. USe-Store has been in business since April 2000 and is involved in the operation of an online mall. USe-Store's clients link their websites to USe-Store's media advertised online mall. They are also offered the ability to purchase a website directly from USe-Store, which they can then link to USe-Store's online mall. Their sites can be maintained personally or can be maintained by USe-Store's technical staff. Although our focus has shifted somewhat following the acquisition of USe-Store, we continue to provide directories of businesses and service providers, access to products and services, information, education and entertainment in connection with equine-related information, products and services through our clipclop.com website.

We currently operate a prominent equestrian-related web site and have developed other Internet related products that deal in business-to-business, business to consumer, entertainment and software products. Our services permit small businesses to obtain and manage websites for their individual business, list them on our branded website malls and help drive traffic to their individual site. All are designed to be user friendly as well as being robust and as high tech as our customer needs. We provide web building customer service that allows our customers a live person to talk to during business hours. We have extended our online offerings to include internet service provider service nation wide, online email, monthly newsletters, and the sale of banner advertising. Through our acquisition of USe-Store, we provide a user-friendly website builder, backed by our customer service department, which assists most merchant types in establishing their web presence.

Subsequent to our year end, on November 28, 2001, we acquired all of the membership interests in Entertainment Hosting & Merchandising, LLC pursuant to a Purchase Agreement between our company, Jonathan Severn, Gregg Schlender and Entertainment Hosting & Merchandising, LLC. Following the acquisition, Entertainment Hosting & Merchandising, LLC became a wholly-owned subsidiary of our company.

Shortly after closing of the acquisition, Entertainment Hosting finalized a contract pursuant to which it secured the worldwide rights to the proceeds and revenues derived from the sale of memberships and products for the official Ricky Martin Fan Club website. By way of a Licence Agreement made March 14, 2000 between Ricky Martin Enterprises, Inc. as Licensor and Jesdan Entertainment Corp. as Licensee, Ricky Martin Enterprises, Inc. agreed to license to Jesdan Entertainment the exclusive right to certain intellectual property to create and manage the Official Ricky Martin Fan Club and website.

Subsequent to the acquisition of USe-Store, substantially all of our revenues consist of hosting fees and advertising sales generated by USe-Store and other referrals including clickthroughs from our equine related clipclop.com website. Hosting revenue is derived from merchants or businesses using our website as well as receiving a small advertising fee to be in our online malls. Other revenue is recognized when customers pay a nominal hourly rate for special customizations or by paying additional hosting fees for upgraded web site products. Our merchants can also pay for additional advertising and banner ad space. In addition, we expect to receive increased revenues from fan based web sites such as www.Rickyfan.com. To date, Entertainment Hosting has not had a significant impact on our sales, however we do expect revenues to increase in the future. We expect that the hosting of online businesses will continue to represent the majority of revenue growth in the foreseeable future.

The acquisition of USe-Store was accounted for using the purchase method of accounting. Because of the change in our business focus during 2001 in connection with this acquisition, our operating results have changed significantly in 2001 over 2000 and, in some respects, are not truly comparable. Financial information for the year ended September 30, 2000 consists only of that related to the operation of our equine information division, clipclop.com.

Our consolidated financial statements are stated in US dollars and are prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP") as required by securities laws in British Columbia and are reconciled to US generally accepted accounting principles ("US GAAP"). Canadian GAAP is followed for the purposes of the discussion below on the results of operations and capital resources. Readers are referred to Note 12 of our audited consolidated financial statements included with this Form 10-KSB for a description of the significant differences between Canadian GAAP and US GAAP and the impact on the results of operations and financial condition. Additionally, in August, 2001 we obtained shareholder approval to consolidate our common shares on a seven-for-one basis. All references to common shares issued prior to the share consolidation in this discussion have been restated to reflect the share consolidation.

Results Of Operations

To date we are still in our infancy as a viable commercial entity and consequently our focus to date has been on the corporate organization and acquisitions, product development, identification of market needs, branding and the development and implementation of an overall marketing program. To September 30, 2001, we have incurred regular operating losses and, prior to the acquisition of USe-Store, LLC, had no significant source of revenue. USe-Store Worldwide, LLC, our operating subsidiary acquired in June, 2001, has also been named as a defendant in a judgment issued by the State of California against related parties in a business venture unrelated to that of USe-Store. (Item 3 - "Legal Proceedings") As a result of this judgment, the Court has appointed a receiver to act as an agent of the Court. Among other responsibilities, the receiver has assumed full control of USe-Store and has exclusive custody over the assets of USe-Store. Management expects the Receiver to be removed in June, 2002, but believes that the receivership has not had a material impact on the day-to-day operations of USe-Store. We believe with the acquisition of USe-Store and obtaining the license to operate the Official Ricky Martin Fan Club website will result in continued revenue growth in fiscal 2002 and 2003. We anticipate that growth in revenues and a return to profitability may enable us to attract additional financing to allow us to add resources to further support the growth of our operations. Despite our expectations there are no assurances that our estimated revenue growth can be achieved nor are there assurances that we will be able to generate further funds for continued operations. Should we be unable to achieve the anticipated revenue growth, our business and future success may be adversely affected. Accordingly, our consolidated financial statements contain note disclosures describing the circumstances that lead there to be doubt over our ability to continue as a going concern. In their report on the consolidated financial statements, our independent auditors included an explanatory paragraph regarding our ability to continue as a going concern.

Fiscal year ended September 30, 2001 compared to the fiscal year ended September 30. 2000

We incurred a net loss of $588,271 for the fiscal year ended September 30, 2001 ("fiscal 2001") compared to a net loss of $2,179,363 for the fiscal year ended September 30, 2000 ("fiscal 2000"). Included in the 2000 loss was $870,217 related to the acquisition of intellectual property and the website www.clipclop.com. Discussion and analysis related to significant operating activities undertaken during the years is set out below.

Revenues

Substantially all of our revenues are generated from hosting fees and advertising sales subsequent to the acquisition of USe-Store. Total revenue for the year ended September 30, 2001 was $418,958 an increase of $386,644 over revenue for the year ended September 30, 2000. Of 2001 revenue, $412,432 pertains to hosting fees and advertising sales from USe-Store for the period from June 8, 2001 (the acquisition date) to September 30, 2001. Hosting revenue is derived from merchants or businesses using our website products as well as receiving a small advertising fee to be in our online malls. Other revenue is recognized when customers pay a nominal hourly rate for special customizations or by paying additional hosting fees for upgraded web site products. Our merchants can also pay for additional advertising and banner ad space. We expect that future revenue growth will be largely driven by the growth of online services including fan club revenues, merchandising, and increased number of channel partners. Revenue generated from software licensing declined in 2001 from $21,727 in 2000 to $6,526 in 2001 as the software being licensed is no longer being upgraded.

Gross Profit

Gross profit for the year ended September 30, 2001 was $50,754, substantially all of which was generated from hosting fees and advertising sales from USe-Store for the period from June 8, 2001 (the acquisition date) to September 30, 2001. Gross profit for the year ended September 30, 2000 was $27,114 from the equine information division. Direct cost of revenues generated from hosting fees and advertising sales of $368,204 in 2001, approximately 89% of revenue, consists primarily of costs associated with customer support and site operations as well as a fee paid to Maro Securities, Inc. (a company with common officers) for referral fees and administration related to the operation of USe-Store. The costs include compensation and commissions, employee and facilities cost for customer support and site operations personnel and internet service provider connectivity charges.

Advertising and promotion

Advertising expenses for the year ended September 30, 2001 declined by $317,694 in 2001 from $409,447 in fiscal 2000 to $91,753 in fiscal 2001. Sales and marketing expenses in fiscal 2000 included $370,383 in connection with the acquisition and launch of the clipclop.com website as well as costs related to the website being declared the official equestrian site of the 2000 Sydney Olympic Games.

Our sales and marketing expenses for web site hosting business in 2001 are comprised primarily of commissions for our sales and marketing channels, advertising and other promotional costs, employee and facilities costs. Online sales and marketing expenses are expected to decrease in absolute dollars for fiscal 2002 as we plan to build the brand more broadly. We expect to build our brand further with continued strategic alliances with advertising and channel partners. Sales and marketing expenses in web site hosting businesses are expected to increase only in proportion to increase in hosted customers.

Investor relations and website promotion

Investor relations and website promotion expenses declined by $245,101 in 2001 from $346,019 in fiscal 2000 to $100,918 in fiscal 2001. Such costs consist of fees paid to previous management of our company. With the change in management in February 2001, no further direct fees are being charged to our company by the current management. Costs in respect of administration by new management are paid through an affiliated company and charged to us as cost of revenue.

General and administrative

General and administrative expenses for the year ended September 30, 2001 declined by $44,347 in 2001 from $205,942 in fiscal 2000 to $161,595 in fiscal 2001 primarily due to a reduction of administrative salaries expense of $26,477 and a reduction in our rental costs of $13,566 over amounts spent in fiscal 2000. Administrative salaries have declined due to a fewer number of employees as a result of the change in management. Our rental expense declined over fiscal 2000 due to arrangements made by previous management with the sublessor regarding the reduction of charges for operating expenses. We expect that general and administrative expenses will increase in absolute dollars in future periods as we continue to invest in the infrastructure that is necessary for our business.

Business Development

In fiscal 2000 we paid $3,467 and issued 714,286 shares of our common stock as compensation to a director for the intellectual property and the rights to the domain name www.clipclop.com, along with certain trademarks and copyrights. The recorded value of the shares issued was $866,750 based on the trading value of our common stock on the issuance date. Such amount was recognized as an expense during fiscal 2000.

Professional fees

Professional fees for the year ended September 30, 2001 declined by $14,709 in 2001 from $84,754 in fiscal 2000 to $70,045 in fiscal 2001. Approximately 68% of the cost in 2000 was paid to legal advisors for the development of the Company's 2000 stock option plan and settlement of a lawsuit involving our company. Professional fees in 2001 are limited to legal expenses surrounding the acquisition of USe-Store, LLC and accrued audit fees.

Research and development

Research and development expenses for the year ended September 30, 2001 declined by $112,205 in 2001 from $291,840 in fiscal 2000 to $179,635 in fiscal 2001 primarily due to completion of the clipclop.com website in fiscal 2000 and a greater emphasis being placed on website hosting and advertising than in fiscal 2000. As a result, fewer computer technicians are required to provide services and perform regular maintenance.

Amortization of Goodwill

Goodwill amortization expense of $19,935 was recorded in fiscal 2001 as a result of the acquisition of USe-Store. The Canadian Institute of Chartered Accountants has released a new accounting pronouncement (similar to SFAS 142 in the United States) which will affect the Company's future accounting for the goodwill recorded on this acquisition. New Section 3062 of the CICA Handbook requires the recognition of intangible assets at cost apart from goodwill. Any such intangible assets will be amortized over their estimated useful life except for intangible assets that are determined to have an indefinite useful life which are to be tested at least annually for impairment. New CICA Section 3062 also requires companies to cease amortization of goodwill but instead test goodwill for impairment at least annually. This section applies for our fiscal year commencing October 1, 2002, but early adoption is permitted. We have not yet assessed the impact on our financial statements of the adoption of these new requirements.

Liquidity And Capital Resources

Our principal capital requirements to date have been to fund the acquisition of our current businesses and the continued development of our products and marketing activities surrounding our products. Since inception, we have financed operations and acquisitions primarily with equity and expect to continue to do so to some significant degree until cash generated from operating activities reaches a sustainable level.

We incurred a net loss of $588,271 for the year ended September 30, 2001 compared to a net loss of $2,179,363 for the year ended September 30, 2000. Included in the September 30, 2000 loss are expenses totalling $866,750 settled with shares of our common stock. Net cash used in operating activities was $421,867 in fiscal 2001 compared to $1,227,551 in fiscal 2000 substantially as a result of the decreased net loss in 2001 from 2000. (See "Results of Operations" for a discussion of revenue and expenses in fiscal 2001 and 2000.)

Net cash used in investing activities was $8,429 in fiscal 2001 compared to $73,702 in fiscal 2000. The primary use for invested cash in fiscal 2001 and 2000 was the purchase of property and equipment.

Net cash provided by financing activities was $110,520 in fiscal 2001 compared to $1,535,151 in fiscal 2000, all of which was generated through the issuance of our common stock. In fiscal 2001, we issued 2,474,719 shares of our common stock of which 2,313,289 shares were issued in non-cash transactions including 2,142,857 shares issued in connection with the acquisition of USe-Store. In fiscal 2000, we issued 2,309,278 shares of our common stock of which 865,259 shares were issued in non-cash transactions. An additional 454,681 shares of common stock were issued in fiscal 2000 to settle debt primarily to certain directors in the amount of $131,489. Further, 989,338 shares of common stock were issued for net proceeds of $1,535,151 on exercise of stock options and in various private placements completed in fiscal 2000. Proceeds from these private placements were used primarily for working capital and to develop our www.clipclop.com website.

Subsequent to September 30, 2001, we have entered into an agreement to obtain the license to operate the Official Ricky Martin Fan Club website. Signing that agreement and certain other agreements related thereto have resulted in us issuing additional common shares and share purchase warrants which will be reflected in our fiscal 2002 consolidated financial statements. We have no other formal commitments in place which require significant sums of cash.

During the twelve months ended September 30, 2002, we expect to spend approximately $900,000 to operate our business. Of this amount $132,000 is required for further website development and continued maintenance, $72,000 is required to enhance our marketing program and to continue to develop our brand name and $144,000 is required for an investor relations program. The remaining $552,000 is required to support general corporate expenses. We believe that existing cash and cash expected to be generated from operations will be sufficient to fund our operating activities, capital expenditures and other obligations for the foreseeable future. Should cash flow not be sufficient to sustain operations for the next year, we plan to raise debt and equity capital as needed to finance the operating and capital requirements of our company. However, if during that period or thereafter we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could suffer and these factors raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the September 30, 2001 audited financial statements.

New Accounting Pronouncements

In June 1998, the United States Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, adoption of the new standards did not affect our consolidated financial statements.

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

Our previous business combinations were accounted for using the purchase method. Currently, we are assessing but have not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its US GAAP financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The implementation of this new standard is not expected to have a material effect on our consolidated financial statements.

Item 7. Financial Statements.

Our consolidated financial statements are stated in United States Dollars (US$), are prepared in accordance with Canadian Generally Accepted Accounting Principles, and are reconciled to United States Generally Accepted Accounting Principles in accordance with Item 18 of Form 20-F. We are required to prepare our financial statements in accordance with Canadian GAAP pursuant to securities rules and regulations in our incorporating jurisdiction.

Audited Financial Statements:

Independent Auditors' Report, dated January 7, 2002 of BDO Dunwoody LLP.

Comments by Auditors (BDO Dunwoody L.L.P.) for U.S. Readers on Canada-U.S. Reporting Differences, dated January 7, 2002.

Independent Auditors' Report, dated January 31, 2001, of De Visser Gray.

Comments by Auditors (De Visser Gray) for U.S. Readers on Canada-U.S. Reporting Differences, dated January 31, 2001.

Consolidated Balance Sheets at September 30, 2001 and 2000.

Consolidated Statements of Operations for the years ended September 30, 2001 and 2000.

Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 2001 and 2000.

Consolidated Statements of Cash Flows for the years ended September 30, 2001 and 2000.

Summary of Significant Accounting Policies.

Notes to the Consolidated Financial Statements.
Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Consolidated Financial Statements For the years ended September 30, 2001 and 2000
Contents
Auditors' Report - BDO Dunwoody LLP
Comments for U.S. Readers on Canada - U.S. Reporting Differences - BDO Dunwoody LLP
Auditors' Report - De Visser Gray
Comments for U.S. Readers on Canada - U.S. Reporting Differences - De Visser Gray
Consolidated Financial Statements
Balance Sheets
Statements of Operations
Statements of Changes in Stockholders' Equity
Statements of Cash Flows
Summary of Significant Accounting Policies
Notes to the Financial Statements
Auditors' Report
To the Stockholders of Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.)

We have audited the Consolidated Balance Sheet of Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) as at September 30, 2001 and the Consolidated Statements of Operations, Changes in Stockholders' Equity and Cash Flows for the year ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at September 30, 2001 and the results of its operations and its cash flows for the year then ended in accordance with Canadian generally accepted accounting principles. As required by the British Columbia Company Act, we report that, in our opinion, these principles have been applied on a basis consistent with that of the preceding year.

The comparative figures were reported on by other auditors.
/s/ BDO Dunwoody LLP Chartered Accountants
Vancouver, Canada January 7, 2002
Comments by Auditors for U.S. Readers On Canada-U.S. Reporting Differences
To the Stockholders of Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.)

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1 to the consolidated financial statements. Our report to the directors and stockholders dated January 7, 2002 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.

/s/ BDO Dunwoody LLP Chartered Accountants
Vancouver, Canada January 7, 2002
Auditors' Report
To the Stockholders of Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.)

We have audited the Consolidated Balance Sheet of Worldwide Technologies Inc. as at September 30, 2000 and the Consolidated Statements of Operations, Changes in Stockholders' Equity and Cash Flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the consolidated financial position of the Company as at September 30, 2000 and the results of its operations and its cash flows for the year then ended in accordance with Canadian generally accepted accounting principles. As required by the British Columbia Company Act, we report that, in our opinion, these principles have been applied on a basis consistent with that of the preceding year.

/s/ DeVisser Gray Chartered Accountants
Vancouver, Canada January 31, 2001
Comments by Auditors for U.S. Readers On Canada-U.S. Reporting Differences
To the Stockholders of Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.)

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1 to the consolidated financial statements. Our report to the directors and stockholders dated January 31, 2001 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.

/s/ DeVisser Gray Chartered Accountants
Vancouver, Canada January 31, 2001
Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Consolidated Balance Sheets (Expressed in US dollars)
September 30		2001	2000
Assets
Current
Cash		$10,051	$353,885
Accounts receivable		80,110	27,471
Total current assets		90,161	381,356
Property and equipment (Note 3)		44,778	62,230
Goodwill (Note 2)		279,087	-
Total Assets		$414,026	$443,586
Liabilities and Stockholders' Equity
Liabilities
Current
Accounts payable		$137,520	$78,288
Accrued liabilities		25,364	2,255
Total current liabilities		162,884	80,543
Stockholders' Equity
Share Capital (Note 4)
Authorized
100,000,000	common shares, no par value
Issued
8,296,893	(2000 - 5,822,174) common shares	12,635,329	12,149,809
Contributed surplus		118,513	118,513
Cumulative translation adjustment		(137,188)	(128,038)
Accumulated deficit		(12,365,512)	(11,777,241)
Total stockholders' equity		251,142	363,043
Total Liabilities and Stockholders' Equity		$414,026	$443,586
Approved by the Board of Directors:
/s/ signed		/s/ signed
Director		Director
The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.
Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Consolidated Statements of Operations (Expressed in US dollars)
For the years ended September 30	2001	2000
Revenue
Website hosting and advertising	$412,432	$10,587
Cost of revenue	368,204	5,200
Gross profit	44,228	5,387
Licensing income	6,526	21,727
	50,754	27,114
Expenses
Advertising and promotion	91,753	409,447
Business development (Note 4)	-	870,217
Depreciation	25,647	22,106
General and administrative (Note 5)	161,595	205,942
Investor relations and website promotion	100,918	346,019
Professional fees	70,045	84,754
Website maintenance and software research (Note 6)	179,635	291,840
	629,593	2,230,325
Loss from operations	(578,839)	(2,203,211)
Other income
Interest and other	10,503	23,848
Loss before amortization of goodwill	(568,336)	(2,179,363)
Amortization of goodwill (Note 2)	(19,935)	-
Net loss for the year	$(588,271)	$(2,179,363)
Loss per share - basic and diluted	$(0.09)	$(0.43)
Weighted average common shares outstanding	6,734,737	5,024,108
The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.
Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Consolidated Statements of Changes in Stockholders' Equity (Expressed in US dollars)
For the years ended September 30, 2001 and 2000
				Cumulative		Total
	Share Capital		Contributed	Translation	Accumulated	Stockholders'
	Shares	Amount	Surplus	Adjustment	Deficit	Equity
Balance, October 1, 1999	3,512,896	$9,616,419	$118,513	$(105,362)	$(9,597,878)	$31,692
Share issued for:
Private placement (Note 4(a))	756,905	1,151,913	-	-	-	1,151,913
Settlement of debt (Note 4(a))	454,681	131,489	-	-	-	131,489
Exercise of stock options	232,433	383,238	-	-	-	383,238
Finders' fees (Note 4(a))	150,973	-	-	-	-	-
Business development (Note 4(a))	714,286	866,750	-	-	-	866,750
Net loss	-	-	-	-	(2,179,363)	(2,179,363)
Currency translation adjustment	-	-	-	(22,676)	-	(22,676)
Balance, September 30, 2000	5,822,174	12,149,809	118,513	(128,038)	(11,777,241)	363,043
Shares issued for:
Exercise of stock options	161,430	110,520	-	-	-	110,520
Finders' fees (Note 4(a))	170,432	-	-	-	-	-
Acquisition of subsidiary (Note 2)	2,142,857	375,000	-	-	-	375,000
Net loss	-	-	-	-	(588,271)	(588,271)
Currency translation adjustment	-	-	-	(9,150)	-	(9,150)
Balance, September 30, 2001	8,296,893	$12,635,329	$118,513	$(137,188)	$12,365,512	$251,142
The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.
Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Consolidated Statements of Cash Flows (Expressed in US dollars)
For the years ended September 30	2001	2000
Cash provided by (used in)
Operating activities
Net loss for the year	$(588,271)	$(2,179,363)
Adjustments to reconcile net loss for the year to net cash used in operating activities
Depreciation and amortization	45,582	22,106
Issuance of shares for website acquisition	-	866,750
(Increase) decrease in assets
Accounts receivable	(12,801)	(13,510)
Prepaid expenses	-	3,430
Refundable deposits	-	16,668
Increase in liabilities
Accounts payable and accrued liabilities	133,623	56,036
	(421,867)	(1,227,883)
Financing activities
Proceeds from issuance of shares	110,520	1,535,151
Investing activities
Purchase of property and equipment	(10,831)	(73,702)
Cash acquired on acquisition of subsidiary	2,402	-
	(8,429)	(73,702)
Increase (decrease) in cash	(319,776)	233,566
Exchange effect on cash	(24,058)	(16,856)
Cash, beginning of year	353,885	137,175
Cash, end of year	$10,051	$353,885
Supplementary information:
Interest and taxes paid	$-	$-
Non-cash investing and financing activities:
Issuance of common stock for website acquisition $		$866,750
Issuance of common stock for debt settlement	$-	$131,489
Issuance of common stock for acquisition of subsidiary (Note 2)	$375,000	$-
Issuance of common stock for finders' fees	$-	$-
The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.
Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Summary of Significant Accounting Policies
September 30, 2001 and 2000
Basis of Presentation

These consolidated financial statements are stated in US dollars and are presented in accordance with Canadian generally accepted accounting principles. They include the accounts of the Company and its wholly-owned subsidiaries: Promark Software Worldwide, Inc. (a company incorporated under the laws of the State of Delaware), PRW Management Inc. (formerly Kreiger Data Corp., a company incorporated under the laws of Canada), and USe-Store Worldwide, LLC, (formerly USe-Store, LLC, a California limited liability company). All significant intercompany transactions and balances are eliminated on consolidation.

During the year ended September 30, 2001, the Company changed its legal name to Worldwide Technologies Inc. and completed a 7:1 reverse split of its common stock. All references in these consolidated financial statements to the number of shares are stated on a post-consolidated basis.

Revenue Recognition

As a result of the acquisition of USe-Store, LLC during the year, the Company received revenues from website hosting and advertising on the Company's website. Website hosting and advertising revenues are earned on month-to-month contracts and are recognized over the service period. Revenues from the licensing of software rights to different customers pertaining to agreements in place prior to the acquisition of USe-Store, LLC are recognized in the period in which they are earned.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the property and equipment using the declining-balance method at the following annual rates:

	Automobile	- 30%
	Furniture and equipment	- 20%
	Computer, communications equipment and software	- 30%
Foreign Currency Translation

In 2001, as a result of the acquisition of USe-Store, LLC, the Company changed its reporting currency from the Canadian dollar to the US dollar. Assets and liabilities denominated in Canadian dollars are translated into US dollars at the rates in effect on the balance sheet date while revenue and expense items are translated at the average rates for the year. Equity transactions are translated using the exchange rate in effect on the transaction date. Gains and losses arising on translation are recorded as a cumulative translation adjustment in stockholders' equity. Comparative balances in 2000 and 1999 have been retroactively restated accordingly.

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Summary of Significant Accounting Policies
September 30, 2001 and 2000
Foreign Currency Translation - Continued	Exchange rates between the US dollar and the Canadian dollar for the years reported in these financial statements are as follows:
		2001	2000
	Average	1.534	1.471
	Year end	1.577	1.500
Loss per Share

Loss per share has been computed by dividing the loss applicable to the common stockholders by the weighted average number of common shares outstanding during the years. Diluted earnings per share reflects the potential dilution of securities that could share in earnings of an entity. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. Basic and diluted earnings (loss) per share are the same for the periods presented.

Common equivalent shares (consisting of shares issuable on exercise of warrants and options) totalling 1,833,071 (2000 - 1,411,814) were not included in the computation of diluted earnings per share because the effect was anti-dilutive.

	For the year ended September 30, 2000, the loss per share was restated to account for the stock consolidation in 2001.
Website Development and Maintenance

Direct internal and external costs associated with the development of the features, content and functionality of the Company's website incurred during the application development stage are capitalized. All other costs are expensed including those incurred after the date upon which the website is declared operational, except for those costs incurred in respect of significant functionality enhancements. The Company's website and domain name, acquired from a director in fiscal 2000 (Note 4(a)) was operational as of December 1, 1999. During the years ended September 30, 2001 and 2000, all costs incurred (in respect of general website maintenance) were charged to the Statement of Operations.

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Summary of Significant Accounting Policies
September 30, 2001 and 2000
Software Development Costs

Prior to fiscal 2000, research and development costs also included direct internal and external costs incurred for the development of software to be licensed. For development of licensed software, these costs are expensed as incurred until technological feasibility in the form of a working model has been established. Related costs incurred in the period after the production of the software has commenced, other than product enhancements, are also expensed in the period incurred. During the years ended September 30, 2001 and 2000 no costs were capitalized in connection with this licensed software and all previously capitalized costs were expensed prior to fiscal 2000.

Goodwill

Goodwill is stated at cost and is amortized on a straight-line basis over an estimated period of benefit of five years. The Company periodically evaluates the recoverability of the carrying amount of goodwill resulting from business acquisitions by assessing whether any impairment indications are present, including significant adverse changes in legal or economic factors that affect the business acquired. If such analysis indicates impairment, the goodwill would be adjusted in the period such change occurred based on its estimated fair value, which is derived from expected cash flow of the business.

Use of Estimates

The preparation of financial statements in accordance with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Advertising	Advertising and promotion costs are charged to expense as incurred.
Financial Instruments

The Company's financial instruments consist of cash, accounts receivable, accounts payable and accrued liabilities. Unless otherwise noted, management of the Company does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments. The carrying value of these financial instruments approximated their fair values since they are short-term in nature or they are receivable or payable on demand.

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Summary of Significant Accounting Policies
September 30, 2001 and 2000
Financial Instruments - Continued	Financial assets and liabilities are denominated in the following currencies:
		2001		2000
		Financial Assets	Financial Liabilities	Financial Assets	Financial Liabilities
	U.S. dollar	$89,965	$87,978	$355,736	$22,880
	Canadian dollar	196	74,906	25,620	57,663
		$90,161	$162,884	$381,356	$80,543
Stock Based Compensation

No compensation expense is recognized for stock options or warrants granted to employees, directors and consultants. Any consideration received on the exercise of stock options and warrants or the purchase of common stock is credited to share capital.

Income Taxes

Income taxes are accounted for by the liability method which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse.

Comparative Amounts	Certain comparative amounts presented in these financial statements have been restated to conform to the current year's presentation.
New Accounting Pronouncements

In September 2001, the Canadian Institute of Chartered Accountants published new handbook sections 1581, Business Combinations and 3062, Goodwill and Other Intangible Assets. Section 1581 requires the use of the purchase method of accounting and the recognition of acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. This section applies to all business combinations initiated on or after July 1, 2001 and all business combinations accounted for by the purchase method with a date of acquisition on or after July 1, 2001. It also requires that upon adoption of Section 1581, the Company reclassify the carrying amounts to intangible assets and goodwill based on certain criteria.

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Summary of Significant Accounting Policies
September 30, 2001 and 2000
New Accounting Pronouncements - Continued

Section 3062, requires the recognition of intangible assets at cost apart from goodwill based on certain criteria. These intangible assets will be amortized over their estimated useful lives except for intangible assets that are determined to have an indefinite useful life which are to be tested at least annually for impairment. Section 3062, also requires the companies to cease amortization of goodwill and instead test goodwill for impairment at least annually according to paragraph 3062. This section applies for fiscal years beginning on or after January 1, 2002, but earlier adoption is permitted.

The Company has not yet assessed the potential impact of applying these new recommendations.
Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Financial Statements (Expressed in US Dollars)
September 30, 2001 and 2000
1.	Nature of Business and Ability to Continue as a Going Concern

The Company was incorporated in British Columbia, Canada on August 9, 1984 and since 2000 has been in the business of developing and marketing "clipclop.com", an equine information Internet website which was opened to the public on December 1, 1999. The Internet website is intended to service the North American equestrian market and the Company generates revenue from advertising and virtual mall hosting services. Following the acquisition of USe-Store, LLC ("USe-Store" a California limited liability company) on June 8, 2001 the Company is now also involved in website hosting and the operation of an online shopping mall.

These consolidated financial statements are stated in US dollars and have been prepared on a going concern basis in accordance with Canadian generally accepted accounting principles, which contemplates the realization of assets and the liquidation of liabilities and commitments in the ordinary course of business. The Company has incurred operating losses in each of the last two fiscal years and has an accumulated deficit of $12,365,512 at September 30, 2001. Additionally, USe-Store, the Company's operating subsidiary acquired in June 2001 has been named as a defendant in a judgement issued by the State of California against related parties in a business venture unrelated to that of USe-Store (Note 11). As a result of this judgement, the Court has appointed a Receiver to act as an agent of the Court. Among other responsibilities, the Receiver assumed full control of USe-Store and has exclusive custody over the assets of USe-Store. Management expects the Receiver to be removed in June 2002, but asserts that the receivership has not had a material impact on the day-to-day operations of USe-Store. Should cash flow from existing operations not be sufficient to sustain operations for the next year, the Company plans to raise debt and equity capital as needed on a private placement basis to finance the operating and capital requirements of the Company. It is management's intention to continue to finance planned capital expansion and continued development in the e-marketplace and Internet website business. These factors raise doubt about the Company's ability to continue as a going concern. The future of the Company will depend upon the Company's ability to obtain adequate financing and continuing support from stockholders and creditors and to achieve and maintain profitable operations.

While the Company is expending its best efforts and is confident it can achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.
2.	Acquisition of USe-Store, LLC

On June 8, 2001, the Company closed in a Share Purchase Agreement dated April 19, 2001 with the members of USe-Store, LLC (a California limited liability company organized on June 22, 2000) to purchase 100% of the issued and outstanding capital of USe-Store, LLC in exchange for the issuance of 2,142,857 non-forfeitable, fully-issued common shares of the Company. USe-Store, LLC operates a media-advertised online mall whose clients link their websites to USe-Store's mall.

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Financial Statements (Expressed in US Dollars)
September 30, 2001 and 2000
2.			Acquisition of USe-Store, LLC - Continued

The transaction was accounted for using the purchase method of accounting and was recorded as follows. The operations of USe-Store, LLC are included in the 2001 consolidated financial statements from June 8, 2001 (date of acquisition) to September 30, 2001.

Purchase price
	2,142,857 common shares issued					$375,000
Net assets acquired
	Total assets					75,978
	Total liabilities					-
						75,978
Goodwill						$299,022

The value assigned to the common shares issued has been recorded at a 50% discount to the trading value of the common shares to provide a reasonable estimate of the value for the transaction given the quantity of shares issued and market activity in the Company's common shares at the acquisition date.

Goodwill amortization of $19,935 (2000 - Nil) based on an estimated useful life of five years was recorded in the year ended September 30, 2001, leaving a net book value at September 30, 2001 of $279,087 (2000 - $Nil).

Unaudited pro-forma information assuming the acquisition occurred on June 22, 2000 (date of inception of USe-Store, LLC) is as follows:
				Years ended September 30,
				2001		2000
		Revenue		$609,624		$32,314
		Loss for the year		$(575,358)		$(2,197,112)
		Loss per share		$(0.07)		$(0.31)
3.	Property and Equipment
		2001			2000
		Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
	Automobile	$-	$-	$-	$18,639	$16,565	$2,074
	Furniture and equipment	55,469	45,633	9,836	58,320	45,394	12,926
	Communications equipment	17,040	17,040	-	17,040	17,040	-
	Computer equipment	110,884	76,082	34,802	105,010	70,200	34,810
	Computer software	23,904	23,764	140	24,840	12,420	12,420
		$207,297	$162,519	$44,778	$223,849	$161,619	$62,230
Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Financial Statements (Expressed in US Dollars)
September 30, 2001 and 2000
4.	Share Capital

On August 14, 2001, the Company consolidated its common shares on a seven to one basis. All references in these financial statements to the number of shares are stated on a post-consolidation basis. Per share amounts have been restated for the share consolidation.

	a)	Share capital transactions during the year not discussed elsewhere in these financial statements are summarized as follows:
i)

In fiscal 2000, the Company issued 756,905 shares of its common stock on private placements for gross proceeds of $1,248,500. Finders fees incurred directly in connection with these private placements of $96,587 were recorded as a reduction in share capital.

ii)

In fiscal 2000, the Company entered into an agreement to issue up to 714,285 shares of the Company's common stock to a former director as a finders' fee for completing equity financings of $6 million before February 10, 2001. Share consideration payable was to be adjusted pro-rata should the former director not have raised $6 million. During 2001 170,432 (2000 - 150,973) shares of common stock were issued in connection with this agreement for amounts raised prior to fiscal 2001. This finders' fee was charged against share capital raised by the former director. The agreement has now expired and no additional amounts are payable to the former director in connection with this agreement.

iii)

During the year ended September 30, 2000, the Company issued 454,681 common shares to a former director to settle outstanding indebtedness of $131,489. The value assigned to the common shares was based upon the carrying value of the indebtedness held by the former director.

iv)

In fiscal 2000, the Company acquired from a former director a business plan for the development of the clipclop.com Internet website, and all rights to the domain name clipclop.com, trade names, trademarks, and copyrights thereto, in consideration for $3,467 in cash and the issuance of 714,286 common shares at an ascribed value of $1.21 per share (being the trading price of the Company's common stock on the issuance date) for a total cost of $870,217. This acquisition was charged to the Statement of Operations in the year incurred as business development due to concerns over the recoverability of the assets acquired.

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Financial Statements (Expressed in US Dollars)
September 30, 2001 and 2000
4.	Share Capital - Continued
	b)

On January 24, 2001, the Board of Directors approved the 2000 Incentive and Non-Qualified Stock Option Plan ("the Plan") for directors, officers, employees, and any related corporations. The maximum number of common shares to be issued under the Plan was 714,286 shares of common stock, provided that the number of common shares that may be reserved for exercise of options granted to any person shall not be at any given time more than 5% of the Company's issued shares. Under the Plan, stock options are granted at the discretion of the Board of Directors. Options granted must be exercised no later than ten years (five years in the case of an incentive stock option granted to a holder of 10% of the Company's common stock) after the date of the grant or such lesser periods as regulations require, unless otherwise specified. Unless otherwise specified, options granted vest at the rate of not less than 25% per year such that they are fully vested on the date which is no later than four years after the date of grant. The aggregate fair market value of the common stock with respect to exercising of incentive options by a holder shall not exceed $100,000 per calendar year. For incentive options or any options granted to qualified employees, the exercise price shall not be less than the fair market value of the Company's common stock on the grant date. (In the case of options granted to a holder of more than 10% of the Company's common stock, the option price must not be less than 110% of the market value of the common stock on the grant date.)

		Stock option transactions during the years ended September 30, 2001 and 2000 were as follows:
			Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value of Options Granted
		Number of options outstanding, October 1, 1999	386,312	$1.14
		Granted	320,868	$2.35	$1.05
		Cancelled	(35,714)	$1.40
		Exercised	(232,433)	$1.65
		Number of options outstanding, September 30, 2000	439,033	$1.68
		Granted	800,000	$0.41	$0.25
		Exercised	(161,430)	$0.68
		Cancelled	(87,603)	$1.21
		Number of options outstanding, September 30, 2001	990,000	$0.96
		Number of options exercisable, September 30, 2001	632,857	$0.75
		Number of options exercisable, September 30, 2000	439,033	$1.68

All options granted during the years ended September 30, 2001 and 2000 were immediately exercisable except for 714,286 options granted in fiscal 2001 which vested 50% on the grant date with the remaining 50% vested on January 1, 2002. Of stock options granted in fiscal 2001, only 85,714 were granted pursuant to the Plan.

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Financial Statements (Expressed in US Dollars)
September 30, 2001 and 2000
4.	Share Capital - Continued
	Stock options outstanding at September 30, 2001 were as follows:

	Outstanding				Exercisable
	Range of Exercise Prices	Number of Options	Weighted Average Months Remaining To Expiry	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

	$0.35	728,571	114.4	$0.35	371,428	$0.35
	$0.67 - $1.75	165,714	56.2	$1.11	165,714	$1.11
	$1.89 - $5.32	95,715	11.1	$3.05	95,715	$3.05
		990,000			632,857
	Subsequent to September 30, 2001:

3,800,000 options (immediately exercisable) were granted to employees and consultants with a weighted average exercise price of $0.18, expiring in ten years. A total of 25,715 options expired in October and December at exercise prices of $0.67 and $1.40.

c)	Warrants
	A summary of the changes in share purchase warrants during the years ended September 30, 2001 and 2000 was as follows:
					Number of Warrants	Weighted Average Exercise Price
	Outstanding, October 1, 1999				161,615	$1.33
	Granted				843,071	$2.03
	Outstanding, September 30, 2000				1,004,686	$1.94
	Expired				(161,615)	$1.33
	Outstanding, September 30, 2001				843,071	$2.03
	All outstanding share purchase warrants at September 30, 2001 are exercisable on a 1:1 basis based on terms set out as follows:
		Number Warrants	Exercise Price		Expiry Date
		535,928		$1.75	November 2, 2002
		307,143		$2.52	April 25, 2003	(*)
		843,071
Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Financial Statements (Expressed in US Dollars)
September 30, 2001 and 2000
4.	Share Capital - Continued
	(*)	Should these warrants not be exercised before April 25, 2002, the exercise price will increase to $2.73 per warrant until expiry on April 25, 2003.
	Subsequent to September 30, 2001 additional warrants were issued pursuant to certain consulting and assignment agreements (Note 10).
5.	General and Administrative Expenses
		2001	2000
	Computer	$12,711	$9,155
	Consulting	48,740	41,504
	Courier	5,592	9,289
	Filing fees	10,333	5,053
	Insurance	2,953	2,107
	Office and miscellaneous	19,831	25,972
	Rent	18,113	31,679
	Salaries	12,104	38,581
	Telephone	11,393	16,851
	Travel	15,779	19,807
	Vehicle	4,046	5,944
		$161,595	$205,942

6.	Website Maintenance and Software Research Expenses
		2001	2000
	Consulting	$82,975	$143,914
	Salaries	93,345	138,055
	Other	3,315	9,871
		$179,635	$291,840
Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Financial Statements (Expressed in US Dollars)
September 30, 2001 and 2000
7.	Segmented Information

With the acquisition of USe-Store, LLC, the Company operates in two segments: equine related information and software licensing (Canada) and the operation of an online mall (United States) based on subsidiary location. The significant accounting policies for the segments are the same as those described in the Summary of Significant Accounting Policies. Information on the Company's segments is as disclosed below.

		2001	2000
	Revenues
	United States	$402,350	$-
	Canada	161,268	32,314
		563,618	32,314
	Less: intersegment revenue to Canada	(144,660)	-
		$418,958	$32,314
	Income (loss) from operations
	United States	$15,528	$-
	Canada	(594,367)	(2,203,211)
		(578,839)	(2,203,211)
	Interest and other income	10,503	23,848
	Amortization of goodwill	(19,935)	-
	Net loss for the year	$(588,271)	$(2,179,363)
	Total assets
	United States	$82,987	$-
	Canada	331,039	443,586
		$414,026	$443,586
	Capital expenditures
	United States	$-	$-
	Canada	10,831	73,702
		$10,831	$73,702
	Property and equipment
	United States	$-	$-
	Canada	44,778	62,230
		$44,778	$62,230
Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Financial Statements (Expressed in US Dollars)
September 30, 2001 and 2000
8.	Related Party Transactions
	Related party transactions not disclosed elsewhere in these financial statements are as follows:
	a)

During the year ended September 30, 2001, $211,677 (2000 - $Nil) was paid to a company controlled by a common director for client referral services and administration fees. Such amounts are presented in these financial statements as costs of revenue.

	b)	In fiscal 2000, the Company paid $7,014 to the spouse of a former director for accounting services provided.
	Except as otherwise noted, these transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

9.	Income Taxes
	The tax effects of temporary differences that give rise to the Company's deferred tax assets are as follows:
		2001	2000
	Tax loss carryforwards	$1,302,000	$1,098,000
	Property and equipment	61,000	58,000
	Undeducted expenses	493,000	413,000
	Undeducted financing costs	145,000	100,000
	Valuation allowance	(2,001,000)	(1,669,000)
		$-	$-
	The provision for income taxes differs from the amount estimated using the Canadian federal and provincial statutory income tax rates as follows:
		2001	2000
	Provision (benefit) at Canadian statutory rate	$(262,000)	$(972,000)
	Difference in foreign exchange rate	(10,000)	(15,000)
	Effect of taxation in the United States	(2,000)	-
	Financing costs	(45,000)
	Permanent differences	(13,000)	-
	Increase in valuation allowance	332,000	987,000
		$-	$-

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Financial Statements (Expressed in US Dollars)
September 30, 2001 and 2000
9.	Income Taxes - Continued

Undeducted financing costs consist of temporary differences between the tax and accounting bases of share issuance costs. Such costs are presented in these financial statements as a reduction to share capital. Accordingly, the reversal of such temporary differences (net of the reversal of the related valuation allowance) would also be recorded as an adjustment to share capital.

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.

The Company has losses carried forward of approximately $2,900,000 (2000 - $2,461,000) available to reduce future taxable income. These losses if unused will expire in varying amounts from 2002 to 2008.

10.	Subsequent Events
Subsequent events not disclosed elsewhere in these financial statements include:
a)

On November 28, 2001, the Company completed the acquisition of 100% of the membership interests of Entertainment Hosting & Merchandising, LLC ("Entertainment Hosting"), a California limited liability company controlled by the Company's president and another officer of the Company in exchange for $100. Entertainment Hosting will focus on acquiring merchandising and hosting rights in the entertainment industry.

Concurrent with the closing of this acquisition, Entertainment Hosting secured the world-wide rights to the proceeds and revenues derived from the sale of memberships and products for the official Ricky Martin Fan Club website. By way of a License Agreement dated March 14, 2000, Ricky Martin Enterprises, Inc. granted a license to the vendor for the exclusive right to certain intellectual property to create and manage the Official Ricky Martin Fan Club and website. Pursuant to an Assignment of Proceeds Agreement dated November 28, 2001 with the original licensee ("the Assignor"), Entertainment Hosting obtained the Assignor's entire right to the proceeds and revenue derived from the sale of any Ricky Martin Fan Club merchandise and memberships on the Ricky Martin website in exchange for, among other things:

		-	the issuance of 125,000 fully vested, non-forfeitable shares of the Company's common stock;
-

the issuance of fully-vested, non-forfeitable shares of the Company's common stock having an aggregate value of $25,000 to a consultant as consideration of the consultant's agreement to serve as Entertainment Hosting's Senior Vice-President New Talent;

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Financial Statements (Expressed in US Dollars)
September 30, 2001 and 2000
10.	Subsequent Events - Continued
-

the issuance of an aggregate of 200,000 share purchase warrants exercisable for a period of five years and entitling the holder to acquire common shares (subject to resale restrictions) on a 1:1 basis with 50,000 warrants exercisable at each of $0.25, $0.50, $0.75 and $1 per share; and

-

25% commission on sales (after deduction for direct costs) received by Entertainment Hosting from sales of memberships to the Official Ricky Martin Fan Club and from sales of merchandise via the website and any other websites hosted by Entertainment Hosting.

The agreement between the Company and the Assignor expires in November 2004, subject to thirty days written notice.

The license authorizes the Company to create, design, produce, manufacture and sell merchandise containing intellectual property of Ricky Martin for a period expiring on March 14, 2002. The assignor is required to make certain payments under the terms of the agreement amounting to approximately 30% of revenue generated from the agreement.

Should the Assignor be successful in renewing the Official Ricky Martin Fan Club license by March 14, 2002, the Company will issue to the Assignor 200,000 fully-vested, non-forfeitable shares of the Company's common stock, subject to adjustment for the revenue entitlements under the new license.

Upon signing each agreement between the Company and each new recording artist, the Company has further agreed to compensate the Assignor under similar compensation terms as set out above.
	b)	Subsequent to September 30, 2001, the Company has entered into various short-term cancelable consulting agreements. Aggregate consideration under these agreements includes:
		-	the issuance of 275,000 fully-vested, non-forfeitable shares of our common stock (including 75,000 shares to an individual related to the Company's president);
-

the issuance of 625,000 share purchase warrants (including 125,000 share purchase warrants issued to an individual related to the Company's president) exercisable for a period of five years and entitling the holder to acquire common shares (subject to some resale restrictions) on a 1:1 basis at a weighted average exercise price of $0.38; and

-

20% commission on sales (after deduction for direct costs) received by Entertainment Hosting from sales of memberships to the Official Ricky Martin Fan Club and from sales of merchandise via the website and any other websites hosted by Entertainment Hosting.

Additionally, as compensation for services not directly related to the Official Ricky Martin Fan Club website, the Company will issue fully vested, non-forfeitable shares of the Company's common stock having an aggregate value of $30,000.

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Financial Statements (Expressed in US Dollars)
September 30, 2001 and 2000
11.	Contingent Liability

On November 14, 2001, the Company's California subsidiary (USe-Store), the Company's president and six other companies related to the Company's president (collectively "the Defendants") were named in a civil complaint by the State of California alleging false advertising and unfair competition by the sale of a seller's assisted marketing plan and endless chain scheme. The State of California obtained a temporary restraining order against the Defendants related to the seller's assisted marketing venture, unrelated to the business activities of USe-Store. In connection therewith a temporary receiver was appointed for USe-Store by the State of California to act as an agent of the Court. Among other responsibilities, the Receiver assumed full control of USe-Store and has exclusive custody over the assets of USe-Store.

On December 27, 2001, a Stipulated Final Judgement and Permanent Injunction was filed between the Defendants and the State of California whereby the Defendants agreed, among other things, to comply with California law relating to unfair competition, false advertising, endless chain schemes, seller assisted marketing plans and consumer protection statutes. The Defendants are also required to pay the State the sum of $250,000 with $80,000 due immediately (which has been paid) and the balance payable in monthly installments starting on January 20, 2002 until fully paid on June 20, 2002. The amount payable is non-interest bearing if installments are made on time. Should installments not be made, the entire amount becomes immediately due with interest payable at the legal post-judgement rate. The Defendants are also responsible for paying to the State any amounts recovered on claims against another company. USe-Store is joint and severally liable in relation to the terms of the judgement. Additional terms of the injunction include the following:

	-	the Receiver will continue to act with the full power in accordance with the terms of the Temporary Restraining Order, with his fees to be paid by the Defendants;
	-	the Receiver must approve all payments of greater than $50,000;
	-	control of USe-Store cannot change hands during the period of receivership;
	-	a compliance monitor was appointed by the State of California to enforce terms of the injunction, for a fee not exceeding $6,500 per month;
-

the Defendants were required to provide the compliance monitor with $10,000 constituting a "compliance fund" for the compliance monitor to issue refunds on seller assisted marketing plan purchases made after November 14, 2001 and to replenish the fund, if necessary.

USe-Store shall remain under receivership and the compliance monitor for a period of not less than 180 days from December 27, 2001. At any time thereafter, the Receiver may move the Court to terminate the receivership and compliance monitor upon showing regular proof, consistent compliance by the defendants with the Order and the implementation of appropriate controls and preventative measures to effect ongoing compliance. In absence of such a motion, the receivership and compliance monitor will remain in place indefinitely.

Management expects the receivership to be terminated upon payment of the final penalty installment in June 2002 and does not expect USe-Store to absorb any portion of the costs and penalties set out in the stipulated judgement. Management believes the other Defendants will make the required payments. No amounts have been recognized in these financial statements in connection with this matter. At the date of these financial statements the ultimate outcome of this uncertainty to USe-Store is indeterminable. Losses to the Company, if any, will be recorded in the period they become probable.

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Financial Statements (Expressed in US Dollars)
September 30, 2001 and 2000
12.	United States Generally Accepted Accounting Principles

The consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP") which, in the case of the Company, conform in all material respects with those of the United States ("US GAAP") and with the requirements of the Securities and Exchange Commission ("SEC"), except as follows:

	(a)	Under Canadian GAAP, no compensation expense was recorded on granting of stock options to consultants and employees.

Under US GAAP, the Company applied Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for all stock options granted to employees and directors. Under APB 25, compensation expense is only recognized for stock options granted with exercise prices below the market price of the underlying common shares on the date of grant. For the year ended September 30, 2001, there were no options granted in respect of employee compensation. For the year ended September 30, 2000, an expense totalling $6,600 was recorded in respect to 10,000 options granted to employees with exercise prices below market. All other stock options granted to employees had an exercise price equal to or greater than the market price of the underlying common shares on the grant date.

Also under US GAAP, Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", requires the Company to record compensation to "non-employees" using the fair value based method prescribed therein. Compensation expense to non-employees is determined using the Black-Scholes option pricing model with the following weighted average assumptions for the 2001 and 2000 fiscal years. The values assigned to these options are amortized on a straight-line basis over the period from the grant date to the date the options vest. If the options vest immediately and are for prior services, the expense is recorded on the grant date. For the year ended September 30, 2001, $116,622 (2000 - $309,083) compensation expense was recorded under SFAS No. 123.

		Assumptions	2001	2000
		Risk-free interest rate	5.0%	6.3%
		Dividend yield	Nil	Nil
		Volatility factor of the expected market price of the Company's common shares	100%	100%
		Weighted average expected life of the options (months)	60	12
		The weighted average fair value of options granted to non-employees during the year ended September 30, 2001 was $0.25 (2000 - $1.07) per option.

Pro-forma information concerning Net Loss and Loss per Share is required under SFAS No. 123 and has been determined as if the Company had accounted for all of its stock options under the fair value based method of SFAS No. 123. All options granted in fiscal 2001 are accounted for under SFAS No. 123 and expensed in fiscal 2001 for US GAAP purposes. US GAAP Net Loss and Loss per Share on a pro-forma basis for the year ended September 30, 2000 would be approximately $1,650,000 and $0.33. The fair value of stock options granted during the year ended September 30, 2000 was estimated at the date of grant with the following weighted average assumptions:

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Financial Statements (Expressed in US Dollars)
September 30, 2001 and 2000
12.	United States Generally Accepted Accounting Principles - Continued
			2000
		Risk-free interest rate	6.4%
		Dividend yield	Nil
		Volatility factor of the expected market price of the Company's common shares	100%
		Expected life of the options (months)	12
	(b)

Under Canadian GAAP, the value assigned to the common shares of the Company issued in June 2001 in connection with the acquisition of USe-Store, LLC was $375,000 based upon the discounted trading value of the Company's common stock at the date of acquisition. Under US GAAP, no discount to the quoted market price of the Company's common shares issued on acquisition would be permitted. Under US GAAP additional goodwill of $375,000 would be recorded and amortized over its useful life. Additional amortization of $25,000 (2000 - $Nil) would be recorded in fiscal 2001 in accordance with US GAAP. The net book value of goodwill at September 30, 2001 under US GAAP would be $629,087 (2000 - Nil).

	(c)

Under Canadian GAAP, the Company charged to expense the cost of acquiring from a director the clipclop.com internet website and certain intellectual property and intangible assets due to concern over the recoverability of the acquired assets. Included in the cost was $866,750 being the value assigned to the Company's common stock based on the trading price on the acquisition date. Under US GAAP, such a transaction would be recorded using the carryover basis whereby the cash payment of $3,467 would be recorded as a distribution against the Company's contributed capital and the value assigned to the common stock would be $Nil. Share capital under US GAAP would be $12,143,579 at September 30, 2001 (2000 - $11,283,059).

	(d)

US GAAP requires the Company to present comprehensive income in accordance with SFAS No. 130, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income comprises net income (loss) and all charges to stockholders' equity except those resulting from investments by owners and distribution to owners.

	(e)

Under Canadian GAAP, the Company is permitted to present goodwill amortization as a separate line item below the loss from operations. Under US GAAP, goodwill amortization is presented as an operating expense. The effect of different classifications would be to increase the Company's loss from operations for the year ended September 30, 2001 from $578,839 (2000 - $2,203,211) under Canadian GAAP to $740,396 (2000 - $1,648,677) under US GAAP.

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Financial Statements (Expressed in US Dollars)
September 30, 2001 and 2000
12.	United States Generally Accepted Accounting Principles - Continued
	The impact of these differences is as follows:
		2001	2000
	Net loss per Canadian GAAP	$(588,271)	$(2,179,363)
	Stock option compensation (a)	(116,622)	(315,683)
	Amortization of goodwill (b)	(25,000)	-
	Website acquisition costs (c)	-	870,217
	Net loss per US GAAP	$(729,893)	$(1,624,829)
	Loss per share in accordance with US GAAP	$(0.11)	$(0.32)
	The components of comprehensive loss are as follows:
		2001	2000
	Net loss in accordance with US GAAP	$(729,893)	$(1,624,829)
	Currency translation adjustment	(9,150)	(22,676)
	Comprehensive loss (d)	$(739,043)	$(1,647,505)
	The impact of the above-noted differences on total stockholders' equity is as follows:
		2001	2000
	Stockholders' equity in accordance with Canadian GAAP	$251,142	$363,043
	Additional value assigned to common shares on acquisition of USe-Store, LLC	350,000	-
	Stockholders' equity in accordance with US GAAP	$601,142	$363,043
Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Financial Statements (Expressed in US Dollars)
September 30, 2001 and 2000
12.	United States Generally Accepted Accounting Principles - Continued
New US GAAP Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 was effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, adoption of the new standards did not affect the Company's financial statements.

In June 2001, the Financial Accounting Standards Board finalized SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combinations were accounted for using the purchase method. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its US GAAP financial position and results of operations.

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Financial Statements (Expressed in US Dollars)
September 30, 2001 and 2000
12.	United States Generally Accepted Accounting Principles - Continued
New US GAAP Accounting Pronouncements - Continued

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The implementation of this new standard is not expected to have a material effect on the Company's financial statements.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On August 20, 2001, DeVisser Gray (formerly DeVisser & Company) Chartered Accountants resigned from its position as our independent auditor, and on that same day, BDO Dunwoody LLP was appointed as our new independent auditor. Our board of directors approved the change of accountant from DeVisser Gray to BDO Dunwoody LLP on August 20, 2001.

During our two most recent fiscal years, and any subsequent interim periods preceding the change in accountants, there were no disagreements with DeVisser Gray on any matter of accounting principles or practices, financial statement disclosure or auditing scope procedure. The report on the consolidated financial statements prepared by DeVisser Gray for the two most recent fiscal years contained a modifying paragraph with respect to our company's ability to continue as a going concern. Aside from this modification, the report on the financial statements did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

We have engaged the firm of BDO Dunwoody LLP as of August 20, 2001. BDO Dunwoody LLP was not consulted on any matter relating to accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

All directors of our company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

As at the date of this annual report, our officers and directors, their ages, positions held and duration of positions held are as follows:

Name	Age	Position with the Company	Date Position First Held
Jonathan Severn	31	President, Chief Executive Officer and Director	February 26, 2001
Aric Gastwirth	36	Chief Financial Officer	February 26, 2001
Ryan Spurgin	27	Vice President Technology	February 26, 2001
Gregg Schlender	37	Vice President Sales Secretary	February 26, 2001 January 21, 2002
Andrew Carruthers	37	Director	March 24, 2000

Jonathan Severn, President, Chief Executive Officer and Director

Mr. Severn brings 10 years of sales experience to our company. For the last ten years, he has owned, operated and is the President of JRS & Son, LLC, doing business as Cardservice Tri-Counties, the second largest agent office in the United States, for Cardservice International. Cardservice International is the largest privately held processor of Visa and Mastercard in the United States. Cardservice Tri-Counties is a company that provides e-commerce transaction processing and electronic payment services. Mr. Severn is the Vice President and Co-CEO of Globaltech Leasing Inc., a company that specializes in small ticket and small business leasing. Mr. Severn is also the President of Snipware Worldwide LLC, USe-Store Worldwide, LLC., Maro Securities Inc. doing business as Biztools.tv, and was the managing member of Entertainment Hosting & Merchandising, LLC (formerly Proforma Hosting, LLC). Snipware Worldwide LLC is a software development company producing instant messaging software. USe-Store Worldwide, LLC is our wholly-owned subsidiary which operates a virtual online shopping mall on the Internet. Maro Securities Inc., doing business as Biztools.tv, is a provider of website development and services company which allows companies to conduct business on the Internet.

Aric Gastwirth, CPA, Chief Financial Officer

Mr. Gastwirth brings 15-years of public accounting experience to our management team. After leaving the public accounting in December 1999, Mr. Gastwirth joined JRS & Son, LLC doing business as Cardservice Tri-Counties, BizTools.TV and Tech Leasing International, Inc. as the Chief Financial Officer of those companies. He was instrumental in the preparation of private placement memorandums and fund raising for these companies. He is also the Chief Financial Officer of Maro Securities Inc. and USe-Store Worldwide, LLC. Prior to that, Mr. Gastwirth was a partner with Gastwirth Banks & Co. (from July 1, 1998 to December 31, 1999) and Lucove Gastwirth Say & Co. (from January 1, 1995 to June 30, 1998). Both of these entities were accounting firms.

Ryan Spurgin, Vice President Technology

Mr. Spurgin has spent the last eight years in the programming and information technology industry. Prior to joining our company, he served as the Chief Technology Officer of Netconcept Inc. between 1996 and 2000. Netconcept is a web hosting and computer programming company. While servicing the internet service provider industry during the internet's boom, he gained strategic support and alliances with some of the largest technological companies including Microsoft. During the last year and a half, Mr. Spurgin has been developing patented internet protocol and security technologies while serving as the Chief Technology Officer of BizTools.TV and USe-Store Worldwide, LLC. Prior to that, he was a computer programmer at Data Prose (from 1997 to 1998).

Gregg Schlender, Secretary and Vice President Sales

In addition to his positions with our company, Mr. Schlender currently serves as the Vice President Sales for JRS & Son, LLC doing business as Cardservice Tri-Counties (from August 1995). He is personally responsible for maintaining and managing a sales force that has sold over 10,000 merchant accounts in the past 5.5 years; over 4,000 of which have been internet-based merchants. Mr. Schlender's immediate focus will be exploiting our company's current sales channels as well as furthering alliances garnered from our massive advertising campaign. In addition, Mr. Schlender is the Vice-President of Maro Securities Inc., and is a partner in USe-Store Worldwide, LLC.

Mr. Schlender was appointed the secretary of our company subsequent to the period covered by our annual report, on January 21, 2002. He replaces Mr. Jerry Bohn who resigned as our Secretary and Vice President Marketing on that date.

Andrew Carruthers, Director

Mr. Carruthers was employed by our company as Operations Manager, a position he held from May, 1999 to June, 2001. He is also the owner of Blast Graphics, a company he founded in October, 1997, a company specializing in graphic design. Mr. Carruthers was a Senior Art Director at Aeronett from February to October, 1997, and has been an Art Director at Promark Software Inc. since May, 1994.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Because our company was, through our fiscal year ended September 30, 2001, a "foreign private issuer", our insiders were exempt from the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934. Among other things, Section 16(a) of the Securities Exchange Act of 1934 requires certain "reporting persons" of any issuer with any class of equity securities registered under Section 12 of the Securities Exchange Act of 1934 to file with the United States Securities and Exchange Commission reports of ownership and changes in ownership of securities of the registered class. Reporting persons consist of directors, executive officers and beneficial owners of more than 10% of the securities of the registered class.

Item 10. Executive Compensation.

Summary of Compensation of Executive Officers

The following table summarizes the compensation paid to our President and Chief Executive Officer during the last three complete fiscal years. No other officer or director received annual compensation in excess of $100,000 during the last three complete fiscal years. Compensation to our current officers, including our current President and Chief Executive Officer is paid by Maro Securities, Inc. We are charged a monthly fee from Maro Securities to cover salaries and other overhead incurred on behalf of USe-Store Worldwide, LLC.
SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Annual Compensation			Long Term Compensation			All Other Compen- sation
		Salary	Bonus	Other Annual Compen- sation	Awards		Payouts
					Securities Under Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts
Jonathan Severn President, CEO and Director(1)	2001	Nil	Nil	Nil	142,857(4)	Nil	Nil	Nil
John J. Henry Former Chief Executive Officer and Director(2)(3)	2001 2000 1999	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil 73,357(5) 60,786	Nil Nil Nil	Nil Nil Nil	56,072(6) Nil Nil

(1) Mr. Severn was appointed President, Chief Executive Officer and a director of our company on February 26, 2001.

(2) Mr. Henry resigned from his position as our Chief Executive Officer and as a Director of our company effective February 19, 2001.

(3) On January 31, 1998, our board of directors terminated the service agreements of the executive officers, and as approved by our shareholders at the Annual General Meeting held on March 19, 1998, satisfied our obligations to the executive officers by approving shares to be issued in satisfaction of the obligations accrued and due pursuant to the executive officers' services agreements. On January 31, 1998, we entered into agreements with John Henry and Robert Simington to settle unpaid remuneration, termination payments and accounts payable by the issuance of 1,324,877 (9,274,114 pre-reverse split) shares of our stock. During the period ended September 30, 2000 we issued 454,681 (3,182,767 pre-reverse split) shares, during the period ended September 30, 1999 we issued 100,000 (700,000 pre-reverse split) shares and during the period ended September 30, 1998, we issued 770,196 (5,391,347 pre-reverse split) shares.

(4) On September 11, 2001, Jonathan Severn was granted stock options to purchase 142,857 shares of our common stock which are exercisable at $0.35 per share, and of which 50% vested immediately upon execution of a stock option agreement between our company and Mr. Severn, and of which 50% vested on January 1, 2002. The options are exercisable until September 11, 2011.

(5) We granted the following options to John Henry:

Date of Grant	Number of Options	Exercise Price	Expiry Date
January 7, 2000	7,143 (50,000 pre- reverse split)	US$1.47 (US$0.21 pre- reverse split)	January 7, 2005
January 26, 2000	7,143 (50,000 pre- reverse split)	US$3.99 (US$0.57 pre- reverse split)	January 26, 2005
March 13, 2000	34,071 (238,500 pre- reverse split)	US$5.32 (US$0.76 pre-reverse split)	March 13, 2005
March 26, 2000	3,571 (25,000 pre- reverse split)	US$4.69 (US$0.67 pre- reverse split)	March 26, 2005
May 24, 2000	7,143 (50,000 pre- reverse split)	US$2.24 (US$0.32 pre- reverse split)	May 24, 2005
June 29, 2000	14,286 (100,000 pre- reverse split)	US$2.10 (US$0.30 pre- reverse split)	June 29, 2005

(6) On February 15, 2001, we issued 170,432 common shares (1,193,027 common shares pre-reverse split) in the capital of our company to John Henry, pursuant to the terms of an agreement between our company and Mr. Henry dated May 10, 1999. Under the terms of the agreement, we would acquire certain assets from Mr. Henry. Separately, Mr. Henry was entitled to receive 170,432 common shares (1,193,027 common shares pre-reverse split) based on the completion of equity financings by our subsidiary, Promark Software Worldwide Inc., to a maximum of $6,000,000 prior to February 10, 2001. The aggregate deemed value of the shares issued to Mr. Henry is $56,072.27, based on the average closing bid price of our company's shares during the ten trading days immediately preceding February 15, 2001 of $0.047 per share.

As of the date of this annual report, we have no compensatory plan or arrangement with respect to any officer that results or will result in the payment of compensation in any form from the resignation, retirement or any other termination of employment of such officer's employment with our company, from a change in control of our company or a change in such officer's responsibilities following a change in control.

Employment/Consulting Agreements

Except for those listed below, we do not have management agreements or employment contracts with Maro Securities, Inc. or any of our executive officers or directors.

Stock Options/SAR Grants

The following grants of stock options or stock appreciation rights were made during the fiscal year ended September 30, 2001 to our named executive officers:

OPTIONS GRANTED TO OUR NAMED EXECUTIVE OFFICERS
IN THE YEAR ENDED SEPTEMBER 30, 2001

Name	Number of Shares of Common Stock Underlying Options Granted	% of Total Options Granted(1)	Exercise or Base Price ($/Share)	Expiration Date
Jonathan Severn(2)	142,857 (3)	17.9%	$0.35	September 11, 2011

(1) The total number of options to purchase common shares granted to employees/consultants/officers/directors during the fiscal year ended September 30, 2001 was 800,000 ([4,500,000 options pre-split / 7 = 642,857 + 142,857 + 14,286 = 800,000).

(2) The options to purchase common shares granted to Jonathan Severn were granted outside of our 2000 Stock Option Plan.

(3) On September 11, 2001, Jonathan Severn was granted stock options to purchase 142,857 shares of our common stock which are exercisable at $0.35 per share and of which 50% vested immediately upon execution of a stock option agreement between our company and Mr. Severn and of which 50% vested on January 1, 2002. The options are exercisable until September 11, 2011.

VALUE OF THE OPTIONS GRANTED IN THE YEAR ENDED SEPTEMBER 30, 2001

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Shares of Common Stock Underlying Unexercised Options as September 30, 2001 Exercisable / Unexercisable	Value of Unexercised In-the-Money Options at September 30, 2001 Exercisable / Unercisable(1)
Jonathan Severn(2)	nil	nil	71,428 / 71,429	$0 / $0

(1) The closing bid price on September 30, 2001 was $0.08 and accordingly the unexercised options as at September 30, 2001 were not in-the-money.

(2) On September 11, 2001, Jonathan Severn was granted stock options to purchase 142,857 shares of our common stock which are exercisable at $0.35 per share and of which 50% vested immediately upon execution of a stock option agreement between our company and Mr. Severn and of which 50% vested on January 1, 2002. The options are exercisable until September 11, 2011.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Stock Option Plan

Effective January 24, 2001, our board of directors approved a Stock Option Plan referred to as the "2000 Stock Option Plan".

We established the 2000 Stock Option Plan to serve as a vehicle to attract and retain the services of key employees and to help them realize a direct proprietary interest in us. The 2000 Plan provides for the grant of up to 714,286 (5,000,000 pre-reverse split) non-qualified or incentive stock options. Under the 2000 Stock Option Plan, officers, directors, consultants and employees are eligible to participate. The exercise price of any incentive stock option granted under the 2000 Stock Option Plan may not be less than 100% of the fair market value of our common stock on the date of grant. The exercise price of options granted to an individual whose holdings exceeding 10% of voting power must be at 110% of the fair market value on the date of grant. The aggregate fair market value (determined as of the grant date) of the shares of common stock for which incentive stock options may first become exercisable by an optionee during any calendar year, together with shares subject to incentive stock options first exercisable by the optionee under any of our other plans, cannot exceed $100,000. Shares subject to options under the 2000 Stock Option Plan may be purchased for cash. Unless otherwise provided by the board, an option granted under the 2000 Stock Option Plan is exercisable for a term of ten years (or for a shorter period up to ten years). An option granted to an individual whose holdings exceed 10% of the voting power is exercisable for a term of 5 years. The 2000 Stock Option Plan is administered by the board of directors, which has discretion to determine optionees, the number of shares to be covered by each option, the vesting and exercise schedule, and any other terms of the options. The purchase price and number of shares of each option may be adjusted in certain cases, including stock splits, recapitalizations and reorganizations. The 2000 Stock Option Plan may be amended, suspended or terminated by our board of directors, but no action may impair rights under a previously granted option. Options under the 2000 Stock Option Plan can not be assigned except in the case of death and may be exercised only while an optionee is employed by us, or in certain cases, within a specified period after employment ends. As of September 30, 2001, a total of 551,297 (3,759,077 options granted pre-reverse split and 14,286 options granted post-reverse split) stock options to purchase shares of our common stock had been granted under the 2000 Stock Option Plan, of which 114,152 (799,064 pre-reverse split) expired on or before September 30, 2001, and of which 161,430 (1,130,010 pre-reverse split) were exercised on or before September 30, 2001. As of September 30, 2001, a total of 714,286 options to purchase our common shares (4,000,000 options granted pre-reverse split and 142,857 options granted post-reverse split) had been granted outside of the 2000 Stock Option Plan, of which none had expired on or before September 30, 2001.

Directors' Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. No cash compensation was paid to any of our directors for the director's services as a director during the fiscal year ended September 30, 2001. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected to receive in the future options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

On February 23, 2001, we granted one of our directors, Andrew Carruthers, options to purchase 71,429 common shares (500,000 common shares pre-reverse split) in the capital of our company at an exercise price of $1.05 per common share ($0.15 per common share pre-reverse split), pursuant to our 2000 Stock Option Plan. The options vested immediately upon grant and are exercisable through February 23, 2011.

On September 11, 2001, we granted Wesley Wardle, one of our former directors, options to purchase 14,286 common shares in the capital of our company at an exercise price of $0.35 per common share, pursuant to our 2000 Stock Option Plan. The option vested immediately upon grant and are exercisable through September 11, 2011, subject to the terms of the option agreement between our company and Mr. Wardle which address the resignation of Mr. Wardle from his position as a director of our company subsequent to the execution of the option agreement.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as at January 25, 2002, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)(2)	Percentage of Class(1)
Jonathan Severn (President and director) 812 Camino Tierra Santa Camarillo, CA 93010	1,649,415(3)	18.2%
Gregg Schlender (Secretary and Vice President Sales(4)) 2373 Palomar Avenue Ventura, CA 93001	993,209(5)	11.0%
Aric Gastwirth (Chief Financial Officer) 528 El Retiro Court Oak Park, CA 91377	572,857(6)	6.3%
Ryan Spurgin (Vice President Technology) 700 Albany Avenue Ventura, CA 93004	978,571(7)	10.9%
Andrew Carruthers (director) #12 - 1450 Chesterfield Avenue North Vancouver, BC V7M 2N4	82,858(8)	1.0%
Jerry Bohn(4) 247 Camino Cortina Camarillo, CA 93010	1,632,800(9)	18.1%
Cede & Co. P.O. Box 20 Bowling Green Stn. New York, NY 10274	2,166,301	26.1%
CDS & Co. 25 The Esplanade Toronto, ON M5W 1G5	2,372,589	27.9%
Maro Securities Inc.(10) Suite 1680, 300 Esplanade Dr. Oxnard, CA 93030	969,997	11.4%
Directors and Executive Officers as a Group	4,276,910(11)	40.1%

(1) Based on 8,500,597 shares of common stock issued and outstanding as of January 25, 2002. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) The figures shown take into account the 1:7 reverse split of our company's common stock, which was effective August 14, 2001, as voted on by our shareholders at our Extraordinary General Meeting on August 14, 2001.

(3) Includes 542,857 options to purchase common shares in the capital of our company, exercisable within 60 days. Of the 1,106,558 shares beneficially owned by Mr. Severn, 682,357 are directly owned by Mr. Severn, 404,201 are registered to Maro Securities Inc., a company owned by Mr. Severn as to 41.67% and 20,000 shares which are held through a SEP-IRA retirement account, over which Mr. Severn retains voting control.

(4) Mr. Schlender became our Secretary effective January 21, 2002 upon Mr. Bohn's resignation as our Secretary and our Vice President Marketing.

(5) Includes 542,857 options to purchase common shares in the capital of our company, exercisable within 60 days. Of the 450,352 shares beneficially owned by Mr. Schlender, 268,757 shares are directly owned by Mr. Schlender, 161,595 shares are registered to Maro Securities Inc., a company owned by Mr. Schlender as to 16.66% and 20,000 shares which are held through a SEP-IRA retirement account, over which Mr. Schlender retains voting control.

(6) Includes 542,857 options to purchase common shares in the capital of our company, exercisable within 60 days. The 30,000 shares beneficially owned by Mr. Gastwirth are held through SEP-IRA retirement accounts over which Mr. Gastwirth retains voting control.

(7) Includes 442,857 options to purchase common shares in the capital of our company, exercisable within 60 days.

(8) Includes 82,858 options to purchase common shares in the capital of our company, exercisable within 60 days.

(9) 669,642 of the shares beneficially owned by Mr. Bohn are owned jointly with his wife, Alisha Bohn This figure also includes 542,857 options to purchase common shares in the capital of our company, exercisable within 60 days. Of the 1,089,943 shares beneficially owned by Mr. Bohn, 404,201 are registered to Maro Securities Inc., a company owned by Mr. Bohn as to 41.67% and 16,100 shares which are held through a SEP-IRA retirement account, over which Mr. Bohn retains voting control.

(10) Jonathan Severn (President), Jerry Bohn (Secretary and Vice President Marketing until his resignation on January 21, 2002), Aric Gastwirth (Chief Financial Officer) and Ryan Spurgin (Vice President) are all officers of Maro Securities Inc. These shares are included in the number of shares shown in this table as being beneficially owned by each of these persons, with the exception of Aric Gastwirth.

(11) Includes 2,154,286 options to purchase common shares in the capital of our company, exercisable within 60 days.

Changes in Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.

On November 28, 2001, pursuant to a Purchase Agreement between our company, Entertainment Hosting & Merchandising, LLC, Jonathan Severn and Gregg Schlender, we acquired 100% of the membership interests in the capital of Entertainment Hosting for a total purchase price of $100. Our President and Chief Executive Officer, Jonathan Severn, held a 50% membership interest in Entertainment Hosting and was the President and Secretary of Entertainment Hosting, our Vice President Sales, Greg Schlender, held a 50% membership interest in Entertainment Hosting and was the Vice President of Entertainment Hosting and our Chief Financial Officer, Aric Gastwirth, was the Chief Financial Officer of Entertainment Hosting.

During the year ended September 30, 2001, we were charged $211,677 by Maro Securities, Inc. (a company with officers in common) for client referral services and administration fees.

On June 8, 2001, we acquired all of the issued and outstanding shares of USe-Store, LLC (now USe-Store Worldwide, LLC) for total consideration valued at US$750,000, to be paid by the issuance of 2,142,857 (15,000,000 pre-reverse split) common shares in our capital stock at a price of US$0.05 per share, based on the closing price of our common shares on the closing date. Our President and Chief Executive Officer, Jonathan Severn, is also a shareholder and principal of USe-Store. In addition, our Chief Financial Officer (Aric Gastwirth), our Vice President Technology (Ryan H. Spurgin) and our Secretary and Vice President Sales (Gregg G. Schlender) are all officers of USe-Store. The value assigned to our common stock issued on acquisition of USe-Store has been discounted to $375,000 for the purposes of our Canadian GAAP consolidated financial statements reflecting a discount to the market price taking into account the quantity of shares issued and market activity of our shares on the acquisition date. At the time of negotiating our agreement to acquire USe-Store, the vendors of USe-Store were not yet officers or directors of our company.

On February 15, 2001, we issued 170,432 common shares (1,193,027 common shares pre-reverse split) in the capital of our company to John Henry, our former President and CEO and a director of our company, pursuant to an agreement with Mr. Henry dated May 10, 1999 whereby he was entitled to finder's fees in connection with equity financings for which he was responsible. In fiscal 2000, we issued 150,973 common shares as finder's fees to Mr. Henry in connection with this agreement.

During the year ended September 30, 2000, we issued 454,681 common shares to Bob Simington, another former President and Director in exchange for the settlement of outstanding indebtedness to him of $131,489.

During the year ended September 30, 2000, we acquired from John Henry a business plan for the development of the clipclop.com internet website, and all rights to the domain name clipclop.com, trade names, trademarks and copyrights thereto, in consideration for $3,467 and the issuance of 714,286 shares of our common stock.

Also during the year ended September 30, 2000, we paid $7,014 to the spouse of one of our former directors for accounting services provided to our company.

PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Reports of Form 8-K

Nil.

Financial Statements

Audited Financial Statements:

Independent Auditors' Report, dated January 7, 2002 of BDO Dunwoody LLP.

Comments by Auditors (BDO Dunwoody L.L.P.) for U.S. Readers on Canada-U.S. Reporting Differences, dated January 7, 2002.

Independent Auditors' Report, dated January 31, 2001, of De Visser Gray.

Comments by Auditors (De Visser Gray) for U.S. Readers on Canada-U.S. Reporting Differences, dated January 31, 2001.

Consolidated Balance Sheets at September 30, 2001 and 2000.

Consolidated Statements of Operations for the years ended September 30, 2001 and 2000.

Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 2001 and 2000.

Consolidated Statements of Cash Flows for the years ended September 30, 2001 and 2000.

Summary of Significant Accounting Policies.

Notes to the Consolidated Financial Statements.

Exhibits and Reports on Form 8-K

Reports on Form 8-K

Prior to September 30, 2001, the company was a "foreign private issuer" and accordingly, did not file Current Reports on Form 8-K.

Exhibits

Exhibit Number and Exhibit Title

(3) Articles of Incorporation and Bylaws

**Exhibits 3.1 through 3.5 are incorporated by reference from our Form 20-F Registration Statement, originally filed on April 16, 1992

3.1 Articles of Incorporation, effective August 9, 1984

3.2 Certificate of Name Change, dated October 14, 1996

3.3 Altered Memorandum, dated October 15, 1986

3.4 Altered Memorandum, dated November 17, 1987

3.5 Certificate of Name Change, dated November 17, 1987

3.6 Altered Memorandum, dated April 24, 1994 (incorporated by reference from our Form 20-F Annual Report filed on March 17, 1999)

3.7 Certificate of Name Change, dated August 24, 1999 (incorporated by reference from our Form 20-F Annual Report filed on March 31, 2000)

3.8 Certificate of Name Change, dated September 10, 2001

3.9 Form 19 (Amendment to Memorandum), dated September 10, 2001

(10) Material Contracts

10.1 Letter of Intent between clipclop.com Enterprises Inc. and USe-Store LLC, dated February 27, 2001 (incorporated by reference from our Form 20-F Annual Report, filed on April 9, 2001)

10.2 Agreement between clipclop.com Enterprises Inc. and MBNA America Bank N.A., dated January 30, 2001 (incorporated by reference from our Form 20-F Annual Report, filed on April 9, 2001)

10.3 Agreement between clipclop.com Enterprises Inc. and Action Stock Inc., dated January 8, 2001 (incorporated by reference from our Form 20-F Annual Report, filed on April 9, 2001)

10.4 Consulting Agreement between Worldwide Technologies Inc., Entertainment Hosting & Merchandising, LLC and Paul W. Severn, dated November 7, 2001 (incorporated by reference from our Form S-8, filed on January 7, 2002)

10.5 Assignment of Proceeds Agreement between Worldwide Technologies Inc., Entertainment Hosting & Merchandising, LLC and Jesdan Entertainment Corp., dated November 28, 2001 (incorporated by reference from our Form S-8, filed on January 7, 2002)

10.6 Amendment of Assignment of Proceeds Agreement between Worldwide Technologies Inc., Entertainment Hosting & Merchandising, LLC and Jesdan Entertainment Corp., dated December 12, 2001 (incorporated by reference from our Form S-8, filed on January 7, 2002)

10.7 Share Exchange Agreement between clipclop.com Enterprises Inc., USe-Store, LLC, Jonathan Severn, Jerry Bohn, Ryan Spurgin and Greg Schlender, dated April 9, 2001

10.8 Purchase Agreement between Worldwide Technologies Inc., Entertainment Hosting & Merchandising, LLC, Jonathan Severn and Greg Schlender, dated November 28, 2001

10.9 Employment Letter between Worldwide Technologies Inc. and Adolph Joseph Bellantoni, dated November 1, 2001

10.10 Warrant Agreement, between Worldwide Technologies Inc. and Granite Financial Group, Inc., dated November, 2001

10.11 Agreement between Worldwide Technologies Inc. and ISupportISP, LLC, dated December 7, 2001

(21) Subsidiaries

Promark Software Worldwide, Inc.

PRW Management Inc.

USe-Store Worldwide, LLC

Entertainment Hosting & Merchandising, LLC

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDWIDE TECHNOLOGIES INC.

By: /s/ Jonathan Severn
Jonathan Severn, President, CEO and Director
Date: January 25, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Jonathan Severn
Jonathan Severn, President, CEO and Director
Date: January 25, 2002

By: /s/ Aric Gastwirth
Aric Gastwirth, Chief Financial Officer
Date: January 25, 2002

By: /s/ Gregg Schlender
Gregg Schlender, Secretary and Vice President Sales
Date: January 25, 2002

By: /s/ Andrew Carruthers
Andrew Carruthers, Director
Date: January 25, 2002