Form 10QSB
period 2001-12-31
WORLDWIDE TECHNOLOGIES INC
filed 2002-02-19
CIK 886184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from  to

Commission file number  0-20073

WORLDWIDE TECHNOLOGIES INC. (Exact name of small business issuer as specified in its charter)
British Columbia (State or other jurisdiction of incorporation or organization)	00-0000000 (I.R.S. Employer Identification No.)
300 Esplanade Drive Suite 1680, Oxnard Ventura County, CA 93030 (Address of principal executive offices)
(604) 408-8890 (Issuer's telephone number)
Suite 1500, 789 West Pender Street Vancouver, British Columbia V6C 1H2 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

8,500,597 common shares issued and outstanding as at February 1, 2002

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with Canadian Generally Accepted Accounting Principles, as required by securities laws in British Columbia, and are reconciled to United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of Worldwide Technologies Inc.

It is the opinion of management that the consolidated interim financial statements for the quarter ended December 31, 2001 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

Vancouver, British Columbia
Date: February 19, 2002

/s/ signed
Director of Worldwide Technologies Inc.

Worldwide Technologies Inc.
(formerly Clipclop.com Enterprises Inc.)
Consolidated Interim Financial Statements
For the three-month periods ended December 31, 2001
and 2000
(Unaudited - Expressed in US Dollars)

Contents
Consolidated Financial Statements
Balance Sheets
Statements of Operations
Statements of Changes in Stockholders' Equity
Statements of Cash Flows
Notes to the Financial Statements
Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Consolidated Balance Sheets
(Expressed in US Dollars)

		December 31 2001	September 30 2001
		(Unaudited)
Assets
Current
Cash		$-	$10,051
Accounts receivable		70,170	80,110
Total current assets		70,170	90,161
Due from related party (Note 8)		7,894	-
Property and equipment		41,665	44,778
License (Note 2)		25,000	-
Goodwill (Note 2)		264,136	279,087
Total Assets		$408,865	$414,026
Liabilities and Stockholders' Equity
Liabilities
Current
Bank overdraft		$6,288	$-
Accounts payable		195,272	137,520
Accrued liabilities		9,420	25,364
Total current liabilities		210,980	162,884
Stockholders' Equity
Share Capital
Authorized
100,000,000	common shares, no par value
Issued
8,296,893	common shares	12,635,329	12,635,329
Shares to be issued (Note 3)		24,074	-
Contributed surplus		118,513	118,513
Cumulative translation adjustment		(137,188)	(137,188)
Accumulated deficit		(12,442,843)	(12,365,512)
Total stockholders' equity		197,885	251,142
Total Liabilities and Stockholders' Equity		$408,865	$414,026
Approved by the Board of Directors:
/s/ Jonathan Severn		/s/ Andrew Carruthers
Director		Director
The accompanying notes are an integral part of these consolidated financial statements
Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Consolidated Statements of Operations (Unaudited - Expressed in US dollars)
For the three-month periods ended December 31	2001	2000
Revenue
Website hosting and advertising	$362,028	$-
Cost of revenue	243,480	-
Gross profit	118,548	-
Licensing income	-	8,514
	118,548	8,514
Expenses
Advertising and promotion	6,300	73,681
Depreciation	3,112	6,565
General and administrative (Note 5)	80,798	45,808
Investor relations and website promotion	12,000	11,540
Professional fees	32,137	2,760
Website maintenance and software research (Note 6)	46,989	85,901
	181,336	226,255
Loss from operations	(62,788)	(217,741)
Other income
Interest and other	408	3,604
Loss before amortization of goodwill	(62,380)	(214,137)
Amortization of goodwill (Note 2)	(14,951)	-
Net loss for the period	$(77,331)	$(214,137)
Loss per share - basic and diluted	$(0.01)	$(0.04)
Weighted average common shares outstanding	8,296,893	5,822,174
The accompanying notes are an integral part of these consolidated financial statements
Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Consolidated Statements of Changes in Stockholders' Equity (Unaudited - Expressed in US Dollars)

	Share Capital - Shares	Share Capital - Amount	Shares to be Issued	Contributed Surplus	Cumulative Translation Adjustment	Accumulated Deficit	Total Shareholders' Equity
Balance, October 1, 2000	5,822,174	$12,149,809	$-	$118,513	$(128,038)	$(11,777,241)	$363,043
Shares issued for:			-
Exercise of stock options	161,430	110,520	-	-	-	-	110,520
Finders' fees	170,432	-	-	-	-	-	-
Acquisition of subsidiary (Note 2)	2,142,857	375,000	-	-	-	-	375,000
Net loss	-	-	-	-	-	(588,271)	(588,271)
Currency translation adjustment	-	-	-	-	(9,150)	-	(9,150)
Balance, September 30, 2001	8,296,893	12,635,329	-	118,513	(137,188)	(12,365,512)	251,142
Shares issuable to consultants (Note 3)	-	-	24,074	-	-	-	24,074
Net loss	-	-	-	-	-	(77,331)	(77,331)
Balance, December 31, 2001 (Unaudited)	8,296,893	$12,635,329	$24,074	$118,513	$(137,188)	$(12,442,843)	$197,885
The accompanying notes are an integral part of these consolidated financial statements.
Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Consolidated Statements of Cash Flows (Unaudited - Expressed in US Dollars)
For the three-month periods ended December 31	2001	2000
Cash provided by (used in)
Operating activities
Net loss for the period	$(77,331)	$(214,137)
Adjustments to reconcile net loss for the period to net cash used in operating activities
Depreciation and amortization	18,063	6,565
Common stock to be issued for consulting services	24,074	-
Decrease in assets
Accounts receivable	13,167	9,380
Increase (decrease) in liabilities
Accounts payable and accrued liabilities	16,657	(56,334)
	(5,370)	(254,526)
Financing activity
Bank overdraft	6,288	-
Investing activities
Due from related party	(7,894)	-
Cash acquired on acquisition of subsidiary	456	-
	(7,438)	-
Decrease in cash	(6,520)	(254,526)
Exchange effect on cash	(3,531)	(5,104)
Cash, beginning of period	10,051	353,885
Cash, end of period	$-	$94,255
Supplementary information:
Interest and taxes paid	$-	$-
Non-cash investing and financing activities:
Acquisition of license in exchange for common shares to be issued	$25,000	$-
Shares to be issued for consulting expenses	$24,074	$-
The accompanying notes are an integral part of these consolidated financial statements.
Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Financial Statements (Unaudited - Expressed in US Dollars)
December 31, 2001 and 2000
1.	Nature of Business and Ability to Continue as a Going Concern

The consolidated interim financial statements included herein, presented in accordance with Canadian generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the applicable regulatory authorities. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 2001 and notes thereto included in the Company's annual report. The Company follows the same accounting policies in the preparation of the interim reports.

Results of operations for the interim periods are not indicative of annual results.

The Company was incorporated in British Columbia, Canada on August 9, 1984 and since 2000 has been in the business of developing and marketing "clipclop.com", an equine information Internet website which was opened to the public on December 1, 1999. The Internet website is intended to service the North American equestrian market and the Company generates revenue from advertising and virtual mall hosting services. Following the acquisitions of USe-Store, LLC ("Use-Store" a California limited liability company) on June 8, 2001 and Entertainment Hosting & Merchandising, LLC (a California limited liability company) on November 28, 2001 the Company is now also involved in website hosting, the operation of an online shopping mall and merchandising in the entertainment industry.

These consolidated financial statements are stated in US dollars and have been prepared on a going concern basis in accordance with Canadian generally accepted accounting principles, which contemplates the realization of assets and the liquidation of liabilities and commitments in the ordinary course of business. The Company has incurred operating losses in each of the last two fiscal years and the current quarter and has an accumulated deficit of $12,442,843 at December 31, 2001. Additionally, USe-Store, the Company's operating subsidiary acquired in June 2001 has been named as a defendant in a judgement issued by the State of California against related parties in a business venture unrelated to that of USe-Store (Note 10). As a result of this judgement, the Court has appointed a Receiver to act as an agent of the Court. Among other responsibilities, the Receiver assumed full control of USe-Store and has exclusive custody over the assets of USe-Store. Management expects the Receiver to be removed in June 2002, but asserts that the receivership has not had a material impact on the day-to-day operations of USe-Store. Should cash flow from existing operations not be sufficient to sustain operations for the next year, the Company plans to raise debt and equity capital as needed on a private placement basis to finance the operating and capital requirements of the Company. It is management's intention to continue to finance planned capital expansion and continued development in the e-marketplace and Internet website business. These factors raise doubt about the Company's ability to continue as a going concern. The future of the Company will depend upon the Company's ability to obtain adequate financing and continuing support from stockholders and creditors and to achieve and maintain profitable operations.

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Financial Statements (Unaudited - Expressed in US Dollars)
December 31, 2001 and 2000
1.	Nature of Business and Ability to Continue as a Going Concern - Continued
While the Company is expending its best efforts and is confident it can achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.
2.	Acquisitions
a)

On November 28, 2001, the Company completed the acquisition of 100% of the membership interests of Entertainment Hosting & Merchandising, LLC ("Entertainment Hosting"), a California limited liability company controlled by the Company's president and another officer of the Company in exchange for $100. Entertainment Hosting was effectively inactive at the acquisition date, but with the assignment of the license to operate the Official Ricky Martin Fan Club website will focus on merchandising and hosting rights in the entertainment industry. The acquisition was accounted for using the carryover basis of accounting for transactions between related parties.

The transaction was accounted for as follows:
Net assets acquired
	Total assets	$456
	Total liabilities	-
$456

Concurrent with the closing of this acquisition, Entertainment Hosting secured the world-wide rights to the proceeds and revenues derived from the sale of memberships and products for the Official Ricky Martin Fan Club website. By way of a License Agreement dated March 14, 2000, Ricky Martin Enterprises, Inc. granted a license to the vendor for the exclusive right to certain intellectual property to create and manage the Official Ricky Martin Fan Club and website. Pursuant to an Assignment of Proceeds Agreement dated November 28, 2001 with the original licensee ("the Assignor"), Entertainment Hosting obtained the Assignor's entire right to the proceeds and revenue derived from the sale of any Ricky Martin Fan Club merchandise and memberships on the Ricky Martin website in exchange for, among other things:

- the issuance of 125,000 fully-vested, non-forfeitable shares of the Company's common stock having a value of $25,000 (based upon the trading price of the Company's common stock on the agreement date) to the assignor. The full amount is allocated and capitalized as the cost of the license;

- the issuance (on January 9, 2002) of 92,593 fully-vested, non-forfeitable shares of the Company's stock having a value of $18,519 (based upon the trading price of the Company's common stock on the agreement date) to a consultant as compensation for the consultant's position as Entertainment Hosting's Senior Vice-President New Talent;

- the issuance of an aggregate of 200,000 share purchase warrants exercisable for a period of five years and entitling the holder to acquire common shares (subject to resale restrictions) on a 1:1 basis with 50,000 warrants exercisable at each of $0.25, $0.50, $0.75 and $1 per share (Note 4); and

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Financial Statements (Unaudited - Expressed in US Dollars)
December 31, 2001 and 2000
2.	Acquisitions - Continued

- 25% commission on sales (after deduction for direct costs) received by Entertainment Hosting from sales of memberships to the Official Ricky Martin Fan Club and from sales of merchandise via the website and any other websites hosted by Entertainment Hosting.

The common shares issuable to the Assignor have not yet been issued, but $25,000 has been recorded as an accrued liability in these consolidated financial statements based on the trading price of the Company's common stock on the agreement date. The intangible asset will be amortized on a straight-line basis over its estimated useful life of five years commencing on the date the website is put into service. No value was assigned to the warrants issued in connection with this assignment. The issuance of common stock to the consultant was recorded as an expense in these consolidated financial statements, in respect of the compensation expense incurred to December 31, 2001 (Note 3).

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

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Financial Statements (Unaudited - Expressed in US Dollars)
December 31, 2001 and 2000
2.	Acquisitions - Continued

The transaction was accounted for using the purchase method of accounting and was recorded as follows: The operations of Use-Store, LLC are included in the 2001 consolidated financial statements from June 8, 2001 (date of acquisition) to December 31, 2001.

	Purchase price
	2,142,857 common shares issued		$375,000
	Net assets acquired
	Total assets		75,978
	Total liabilities		-
			75,978
	Goodwill		$299,022

The value assigned to the common shares issued was recorded at a 50% discount to the trading value of the common shares to provide a reasonable estimate of the value for the transaction given the quantity of shares issued and market activity in the Company's common shares at the acquisition date.

Goodwill amortization of $14,951 (2000 - $Nil) based on an estimated useful life of five years was recorded in the three months ended December 31, 2001, leaving a net book value at December 31, 2001 of $264,136 (September 30, 2001 - $279,087).

	Pro-forma information assuming the acquisitions occurred on October 1, 2000 is as follows:
		Three-Month Periods Ended December 31
		2001	2000
	Revenue and licensing income	$362,028	$14,064
	Loss for the period	$(77,331)	$(261,588)
	Loss per share	$(0.01)	$(0.04)
Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Financial Statements (Unaudited - Expressed in US Dollars)
December 31, 2001 and 2000
3.	Share Capital

On August 14, 2001, the Company consolidated its common shares on a seven to one basis. All references in these financial statements to the number of shares are stated on a post-consolidation basis. Per share amounts have been restated for the share consolidation.

On January 9, 2002, the Company issued an aggregate of 203,704 common shares at $0.20 per share for a total value of $40,741 of which 92,593 shares were issued to a consultant pursuant to the Assignment of Proceeds Agreement dated November 28, 2001 for an aggregate value of $18,519 as compensation for his appointment to the position of Senior Vice-President New Talent (Note 2). The remaining 111,111 shares were issued to another consultant pursuant to the consulting agreement for an aggregate value of $22,222 which is being amortized over the consultant's contractual one-year service period. Website maintenance and software research of $5,555 is expensed in the three-month period ended December 31, 2001 in relation to this issuance of shares.

The value assigned to the common stock was based upon the trading price of the Company's common stock on the respective agreement dates.
4.	Stock Options and Warrants
	a)	Stock Options

On January 24, 2001, the Board of Directors approved the 2000 Incentive and Non-Qualified Stock Option Plan ("the Plan") for directors, officers, employees, and any related corporations. The maximum number of common shares to be issued under the Plan was 714,286 shares of common stock, provided that the number of common shares that may be reserved for exercise of options granted to any person shall not be at any given time more than 5% of the Company's issued shares. Under the Plan, stock options are granted at the discretion of the Board of Directors. Options granted must be exercised no later than ten years (five years in the case of an incentive stock option granted to a holder of 10% of the Company's common stock) after the date of the grant or such lesser periods, as regulations require, unless otherwise specified. Unless otherwise specified, options granted vest at the rate of not less than 25% per year such that they are fully vested on the date which is no later than four years after the date of grant. The aggregate fair market value of the common stock with respect to exercising of incentive options by a holder shall not exceed $100,000 per calendar year. For incentive options or any options granted to qualified employees, the exercise price shall not be less than the fair market value of the Company's common stock on the grant date. (In the case of options granted to a holder of more than 10% of the Company's common stock, the option price must not be less than 110% of the market value of the common stock on the grant date.)

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Financial Statements (Unaudited - Expressed in US Dollars)
December 31, 2001 and 2000
4.	Stock Options and Warrants - Continued
	The following table summarizes the number of common shares, options granted and the weighted average exercise price thereof:
				Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value of Options Granted
	Number of options outstanding, October 1, 2000			439,033	$1.68
	Granted			800,000	$0.41	$0.25
	Exercised			(161,430)	$0.68
	Cancelled			(87,603)	$1.21
	Number of options outstanding, September 30, 2001			990,000	$0.96
	Granted			3,800,000	$0.18	$0.14
	Expired			(25,715)	$1.08
	Number of options outstanding, December 31, 2001			4,764,285	$0.29
	Number of options exercisable, December 31, 2001			2,864,285	$0.36
	Number of options exercisable, September 30, 2001			632,857	$0.75
	Of the options granted during the three-month period ended December 31, 2001, 50% vested immediately on the grant date and 50% will vest on October 26, 2002.

All options granted during the year ended September 30, 2001 were immediately exercisable except for 714,286 options granted in fiscal 2001 which vested 50% on the grant date with the remaining 50% vested on January 1, 2002. Of stock options granted in fiscal 2001 and in the three-month period ended December 31, 2001, 85,714 options were granted pursuant to the Plan.

	Stock options outstanding at December 31, 2001 were as follows:
	Outstanding				Exercisable
	Range of Exercise Prices	Number of Options	Weighted Average Months Remaining To Expiry	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
	$0.18	3,800,000	118.0	$0.18	1,900,000	$0.18
	$0.35	728,571	111.4	$0.35	728,571	$0.35
	$0.67 - $1.75	139,999	63.3	$1.11	139,999	$1.11
	$1.89 - $5.32	95,715	8.1	$3.05	95,715	$3.05
		4,764,285			2,864,285
Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Financial Statements (Unaudited - Expressed in US Dollars)
December 31, 2001 and 2000
4.	Stock Options and Warrants - Continued
b)	Warrants
	A summary of the changes in outstanding share purchase warrants is as follows:
				Number of Warrants	Weighted Average Exercise Price
	Outstanding, October 1, 2000			1,004,686	$1.94
	Expired			(161,615)	$1.33
	Outstanding, September 30, 2001			843,071	$2.03
	Granted (Notes 2 and 9)			825,000	$0.42
	Outstanding, December 31, 2001			1,668,071	$1.25
	All warrants outstanding at December 31, 2001 were exercisable and are as follows:
		Range of Exercise Prices	Number of Warrants	Weighted Average Months Remaining to Expiry Date	Weighted Average Exercise Price
		$0.18 - $0.36	481,250	58	$0.23
		$0.50 - $1.00	343,750	58	$0.70
		$1.75	535,928	10	$1.75
		$2.52	307,143	16	$2.52(*)
			1,668,071
	(*)	Should these warrants not be exercised before April 25, 2002, the exercise price will increase to $2.73 per warrant until expiry on April 25, 2003.
Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Financial Statements (Unaudited - Expressed in US Dollars)
December 31, 2001 and 2000
5.	General and Administrative Expenses
		2001	2000
	Computer	$-	$6,637
	Consulting	22,774	13,882
	Courier	707	221
	Filing fees	390	1,123
	Insurance	995	-
	Office and miscellaneous	7,229	5,075
	Rent	5,338	304
	Salaries	38,793	6,619
	Telephone	2,603	2,422
	Travel	-	7,357
	Vehicle	1,969	2,168
		$80,798	$45,808

6.	Website Maintenance and Software Research Expenses
		2001	2000
	Consulting	$31,055	$-
	Salaries	13,897	83,197
	Other	2,037	2,704
		$46,989	$85,901

7.	Segmented Information

With the acquisition of USe-Store, LLC and Entertainment Hosting & Merchandising, LLC, the Company operates in two segments: equine related information and software licensing (Canada) and the operation of an online mall and entertainment merchandising (United States) based on subsidiary location. Entertainment Hosting was inactive during the period ended December 31, 2001. The significant accounting policies for the segments are the same as those described in the Summary of Significant Accounting Policies to the September 30, 2001 consolidated financial statements. Information on the Company's segments is as disclosed below.

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Financial Statements (Unaudited - Expressed in US Dollars)
December 31, 2001 and 2000
7.	Segmented Information - Continued
		For the Three-Month Periods Ended December 31
		2001	2000
	Revenue
	United States	$362,028	$-
	Canada	129,894	8,514
		491,922	8,514
	Less: intersegment revenue to Canada	(129,894)	-
		$362,028	$8,514
	Income (loss) from operations
	United States	$(89,150)	$-
	Canada	(26,362)	(217,741)
		(62,788)	(217,741)
	Interest and other income	408	3,604
	Amortization of goodwill	(14,951)	-
	Net loss for the period	$(77,331)	$(214,137)
	Capital expenditures
	United States	$25,000	$-
	Canada	-	-
		$25,000	$-
		December 31	September 30
		2001	2001
	Total assets
	United States	$60,474	$82,987
	Canada	348,391	331,039
		$408,865	$414,026
	Property and equipment and license
	United States	$25,000	$-
	Canada	41,665	44,778
		$66,665	$44,778

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Financial Statements (Unaudited - Expressed in US Dollars)
December 31, 2001 and 2000
8.	Related Party Transactions
Related party transactions not disclosed elsewhere in these financial statements are as follows:
a)

During the three-month period ended December 31, 2001, $182,238 (2000 - $Nil) was paid to a company controlled by the Company's President for client referral services and administration fees. Such amounts are presented in these financial statements as a cost of revenue.

	b)	Amounts due from a company controlled by the Company's President are unsecured, non-interest bearing and without specific terms of repayment.
Except as otherwise noted, these transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.
9.	Commitments
During the three-month period ended December 31, 2001, the Company entered into various short-term cancellable consulting agreements. Aggregate consideration under these agreements includes:
	-	the issuance of 275,000 fully-vested, non-forfeitable shares of the Company's common stock (including 75,000 shares to an individual related to the Company's president);
-

the issuance of 625,000 share purchase warrants (including 125,000 share purchase warrants issued to an individual related to the Company's president) exercisable for a period of five years and entitling the holder to acquire common shares (subject to some resale restrictions) on a 1:1 basis at a weighted average exercise price of $0.38 (Note 4); and

-

20% commission on sales (after deduction for direct costs) received by Entertainment Hosting from sales of memberships to the Official Ricky Martin Fan Club and from sales of merchandise via the website and any other websites hosted by Entertainment Hosting.

The Company has accrued $30,000 as accounts payable in respect of the issuance of common stock for services rendered by the consultants to December 31, 2001. Additional expenses of $24,000 relating to the unearned portion of this compensation will be amortized to the Statement of Operations on a straight-line basis over the respective terms of the underlying consulting contracts.

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Financial Statements (Unaudited - Expressed in US Dollars)
December 31, 2001 and 2000
10.	Contingent Liability

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

On December 27, 2001, a Stipulated Final Judgement and Permanent Injunction was filed between the Defendants and the State of California whereby the Defendants agreed, among other things, to comply with California law relating to unfair competition, false advertising, endless chain schemes, seller assisted marketing plans and consumer protection statutes. The Defendants are also required to pay the State the sum of $250,000 with $80,000 due immediately (which has been paid) and the balance payable in monthly installments starting on January 20, 2002 (the first installment was paid) until fully paid on June 20, 2002. The amount payable is non-interest bearing if installments are made on time. Should installments not be made, the entire amount becomes immediately due with interest payable at the legal post-judgement rate. The Defendants are also responsible for paying to the State any amounts recovered on claims against another company. USe-Store is joint and severally liable in relation to the terms of the judgement. Additional terms of the injunction include the following:

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

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Financial Statements (Unaudited - Expressed in US Dollars)
December 31, 2001 and 2000
10.	Contingent Liability - Continued

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

11.	United States Generally Accepted Accounting Principles

The consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP") which, in the case of the Company, conform in all material respects with those of the United States ("US GAAP") and with the requirements of the Securities and Exchange Commission ("SEC"), except as follows:

a)	Under Canadian GAAP, no compensation expense was recorded on granting of stock options and warrants to consultants and employees during the three-month periods ended December 31, 2001 and 2000.

Under US GAAP, the Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for all stock options granted to employees and directors. Under APB 25, compensation expense is only recognized for stock options granted with exercise prices below the market price of the underlying common shares on the date of grant. For the three months ended December 31, 2001, there were 800,000 (2000 - Nil) options granted in respect of employee compensation with an exercise price equal to the market price of the Company's common stock. Accordingly, no compensation was recorded in respect of these options.

Also, under US GAAP, Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", requires the Company to record compensation to "non-employees" using the fair value based method prescribed therein. Compensation expense to non-employees is determined using the Black-Scholes option pricing model with the following weighted average assumptions. The values assigned to these options and warrants are amortized on a straight-line basis over the period from the grant date to the date the options and warrants vest. If the options vest immediately and are for prior services, the expense is recorded on the grant date.

	Assumptions	2001
	Risk-free interest rate	4.6%
	Dividend yield	Nil
	Volatility factor of the expected market price of the Company's common shares	100%
	Weighted average expected life of the options (months)	60
	In respect of 3,000,000 stock options issued to non-employees during the three months ended December 31, 2001, $260,140 (2000 - $Nil) of compensation expense was recorded under SFAS No. 123.
Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Financial Statements (Unaudited - Expressed in US Dollars)
December 31, 2001 and 2000
11.	United States Generally Accepted Accounting Principles - Continued
The weighted average fair value of stock options granted to non-employees during the three months ended December 31, 2001 was $0.14 (2000 - $Nil) per option.

In respect of 525,000 warrants issued to non-employees, $27,094 (2000 - $Nil) was recorded as compensation expense in accordance with US GAAP and an additional $10,319 would be recorded as an additional cost of the license acquired in November 2001. The weighted average fair value of warrants granted during the three months ended December 31, 2001 was $0.13 (2000 - $Nil) per warrant.

b)

Under Canadian GAAP, the value assigned to the common shares of the Company issued in June 2001 in connection with the acquisition of USe-Store, LLC was $375,000 based upon the discounted trading value of the Company's common stock at the date of acquisition. Under US GAAP, no discount to the quoted market price of the Company's common shares issued on acquisition would be permitted. Under US GAAP additional goodwill of $375,000 would be recorded and amortized over its useful life. Additional amortization of $18,750 (2000 - $Nil) would be recorded in the three months ended December 31, 2001 in accordance with US GAAP. The net book value of goodwill at December 31, 2001 under US GAAP would be $595,386 (2000 - $Nil).

c)

Under Canadian GAAP, in fiscal 2000 the Company charged to expense the cost of acquiring from a director the clipclop.com internet website and certain intellectual property and intangible assets due to concern over the recoverability of the acquired assets. Included in the cost was $866,750 being the value assigned to the Company's common stock based on the trading price on the acquisition date. Under US GAAP, such a transaction would be recorded using the carryover basis whereby the cash payment of $3,467 would be recorded as a distribution against the Company's contributed capital and the value assigned to the common stock would be $Nil. Share capital under US GAAP would be $12,143,579 at September 30, 2001 and December 31, 2001.

d)

US GAAP requires the Company to present comprehensive income in accordance with SFAS No. 130, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income comprises net income (loss) and all charges to stockholders' equity except those resulting from investments by owners and distribution to owners.

e)

Under Canadian GAAP, the Company is permitted to present goodwill amortization as a separate line item below the loss from operations. Under US GAAP, goodwill amortization is presented as an operating expense. The effect of different classifications and other differences between Canadian and US GAAP would be to increase the Company's loss from operations for the three months ended December 31, 2001 from $62,788 (2000 - $217,741) under Canadian GAAP to $383,723 (2000 - $217,741) under US GAAP.

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Financial Statements (Unaudited - Expressed in US Dollars)
December 31, 2001 and 2000
11.	United States Generally Accepted Accounting Principles - Continued
	The impact of these differences is as follows:
		Three Months Ended December 31
		2001	2000
	Net loss per Canadian GAAP	$(77,331)	$(214,137)
	Stock option compensation (a)	(260,140)	-
	Warrant compensation (a)	(27,094)	-
	Amortization of goodwill (b)	(18,750)	-
	Net loss per US GAAP	$(383,315)	$(214,137)
	Loss per share in accordance with
	US GAAP	$(0.05)	$(0.04)
	The components of comprehensive loss are as follows:
		Three Months Ended December 31
		2001	2000
	Net loss in accordance with US GAAP	$(383,315)	$(214,137)
	Currency translation adjustment	-	3,323
	Comprehensive loss (d)	$(383,315)	$(210,814)
	The impact of the above-noted differences on total stockholders' equity is as follows:
		December 31 2001	September 30 2000
	Stockholders' equity in accordance with Canadian
	GAAP	$197,885	$251,142
	Value assigned to warrants on acquisition of license (a)
		10,319	-
	Additional value assigned to common shares on acquisition of USe-Store, LLC (b)	331,250	350,000
	Stockholders' equity in accordance with US GAAP	$539,454	$601,142
Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Financial Statements (Unaudited - Expressed in US Dollars)
December 31, 2001 and 2000
11.	United States Generally Accepted Accounting Principles - Continued
New US GAAP Accounting Pronouncements

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

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Financial Statements (Unaudited - Expressed in US Dollars)
December 31, 2001 and 2000
11.	United States Generally Accepted Accounting Principles - Continued

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The implementation of this new standard is not expected to have a material effect on the Company's financial statements.

Item 2. Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, level of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this quarterly report, the terms "we", "us", "our" and "Worldwide" mean Worldwide Technologies Inc., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

There have been no material developments since we filed our annual report on Form 10-KSB on January 29, 2002.

General Overview

Through our wholly-owned subsidiary, USe-Store Worldwide, LLC, we are involved in the operation of an online mall. USe-Store's clients link their websites to USe-Store's media advertised online mall, and are offered the ability to purchase a website directly from USe-Store, which they can then link to USe-Store's online mall. Their websites can be maintained personally or can be maintained by USe-Store's technical staff. We also continue to provide directories of businesses and service providers, access to products and services, information, education and entertainment in connection with equine-related information, products and services through our clipclop.com website. In addition, we sell entertainment and software products through our subsidiary, Promark Software Worldwide, Inc.

Our online mall services permit small businesses to obtain and manage websites for their individual business, list them on our branded website malls and help drive traffic to their individual sites. All are designed to be user friendly as well as being robust and as high tech as our customers need. We provide web building customer service that allows our customers a live person to talk to during business hours. We have extended our online offerings to include internet service provider service nation wide, online email, monthly newsletters and the sale of banner advertising. Through our acquisition of USe-Store, we provide a user-friendly website builder, backed by our customer service department, which assists most merchant types in establishing their web presence.

On November 28, 2001, we acquired all of the membership interests in Entertainment Hosting & Merchandising, LLC pursuant to a Purchase Agreement between our company, Jonathan Severn, Gregg Schlender and Entertainment Hosting & Merchandising, LLC. Jonathan Severn and Gregg Schlender are directors and/or officers of our company and were the only two persons owning membership interests in Entertainment Hosting & Merchandising, LLC. Following the acquisition, Entertainment Hosting & Merchandising, LLC became a wholly-owned subsidiary of our company. Entertainment Hosting & Merchandising, LLC was inactive at the time of the acquisition.

Shortly after closing of the acquisition, Entertainment Hosting finalized a contract pursuant to which it secured the worldwide rights to the proceeds and revenues derived from the sale of memberships and products for the official Ricky Martin Fan Club website. By way of a Licence Agreement dated March 14, 2000, between Ricky Martin Enterprises, Inc., as Licensor, and Jesdan Entertainment Corp., as Licensee, Ricky Martin Enterprises, Inc. agreed to license to Jesdan Entertainment the exclusive right to certain intellectual property to create and manage the Official Ricky Martin Fan Club and website. To December 31, 2001 no revenue was generated from the operation of this website.

Substantially all of our revenues for the quarter ended December 31, 2001 consist of hosting fees and advertising sales generated by USe-Store and other referrals including clickthroughs from our equine-related clipclop.com website. Hosting revenue is derived from merchants or businesses using our website as well as receiving a small advertising fee to be in our online malls. Other revenue is recognized when customers pay a nominal hourly rate for special customizations or by paying additional hosting fees for upgraded website products. Our merchants can also pay for additional advertising and banner ad space. In addition, we expect to receive increased revenues from fan-based websites such as www.Rickyfan.com. To date, Entertainment Hosting has not had a significant impact on our sales, however we do expect revenues to increase in the future. We expect that the hosting of online businesses will continue to represent the majority of revenue growth in the foreseeable future.

The acquisition of USe-Store was accounted for using the purchase method of accounting. Because of the change in our business focus during 2001 in connection with this acquisition, our operating results have changed significantly in 2001 over 2000 and, in some respects, are not truly comparable with prior periods.

Our financial statements are stated in US dollars and are prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP") as required by securities laws in British Columbia and are reconciled to US generally accepted accounting principles ("US GAAP"). Canadian GAAP is followed for the purposes of the discussion below on the results of operations and capital resources. Readers are referred to Note 11 of our unaudited consolidated financial statements, included as part of this quarterly report on Form 10-QSB, for a description of the significant differences between Canadian GAAP and US GAAP and the impact on the results of operations and financial condition. Additionally, in August, 2001 we obtained shareholder approval to consolidate our common shares on a seven-for-one basis. All references to common shares issued prior to the share consolidation in this discussion have been restated to reflect the share consolidation.

Results Of Operations

To date we are still in our infancy as a viable commercial entity and consequently our focus to this point has been on the corporate organization and acquisitions, product development, identification of market needs, branding and the development and implementation of an overall marketing program. To December 31, 2001, we have incurred regular operating losses and, prior to the acquisition of USe-Store, LLC, had no significant source of revenue. USe-Store Worldwide, LLC, our operating subsidiary acquired in June, 2001, has also been named as a defendant in a judgment issued by the State of California against related parties in a business venture unrelated to that of USe-Store. (Part II, Item 1 - "Legal Proceedings"). As a result of this judgment, the Court has appointed a receiver to act as an agent of the Court. Among other responsibilities, the receiver has assumed full control of USe-Store and has exclusive custody over the assets of USe-Store. Management expects the receiver to be removed in June, 2002, but believes that the receivership has not had a material impact on the day-to-day operations of USe-Store. We believe with the acquisition of USe-Store and obtaining the license to operate the Official Ricky Martin Fan Club website will result in continued revenue growth in fiscal 2002 and 2003. We anticipate that growth in revenues and a return to profitability may enable us to attract additional financing to allow us to add resources to further support the growth of our operations. Despite our expectations there are no assurances that our estimated revenue growth can be achieved nor are there assurances that we will be able to generate further funds for continued operations. Should we be unable to achieve the anticipated revenue growth, our business and future success may be adversely affected. Accordingly, our consolidated financial statements contain note disclosures describing the circumstances that lead there to be doubt over our ability to continue as a going concern. In their report on the audited consolidated financial statements for the year ended September 30, 2001, our independent auditors included an explanatory paragraph regarding our ability to continue as a going concern.

Quarter ended December 31, 2001 compared to the quarter ended December 31, 2000

We incurred a net loss of $77,331 for the three-month period ended December 31, 2001 compared to a net loss of $214,137 for the three-month period ended December 31, 2000. Discussion and analysis related to significant activities undertaken during the periods is set out below.

Revenues

Substantially all of our revenues are generated from hosting fees and advertising sales generated by USe-Store. Revenue for the quarter ended December 31, 2001 ("Quarter 2001") was $362,028, an increase over $8,514 recognized as revenue for the quarter ended December 31, 2000 ("Quarter 2000"). All of Quarter 2001 revenue pertains to hosting fees and advertising sales from USe-Store. Hosting revenue is derived from merchants or businesses using our website products as well as receiving a small advertising fee to be in our online malls. Other revenue is recognized when customers pay a nominal hourly rate for special customizations or by paying additional hosting fees for upgraded website products. Our merchants can also pay for additional advertising and banner ad space. The majority of our revenue is earned on a month-to-month basis. We expect that future revenue growth will be largely driven by the growth of online services including fan club revenues, merchandising, and increased number of channel partners. Revenue generated from software licensing declined from $8,514 in Quarter 2000 to $Nil in Quarter 2001 as the software being licensed is no longer being upgraded.

Gross Profit

Gross profit for Quarter 2001 was $118,548, substantially all of which was generated from hosting fees and advertising sales from USe-Store. Gross profit for Quarter 2000 was $8,514 from the equine information division. Direct cost of revenues generated from hosting fees and advertising sales of $243,480 in Quarter 2001, approximately 67% of revenue, consists primarily of costs associated with customer support and site operations as well as a fee paid to Maro Securities, Inc. (a company with officers in common with our company) for referral fees and administration related to the operation of USe-Store. The costs include compensation and commissions, employee and facilities cost for customer support and site operations personnel and internet service provider connectivity charges. Direct costs as a percentage of revenue for the period from the acquisition date in June, 2001 through September 30, 2001 were 89%. The decline in our cost of revenue, and corresponding increase in gross profit, is in a large part due to the discontinuance of certain referral fees paid in the fiscal year 2001 amounting to 15-20% of our revenue. Cancellation of the agreement did not result in any termination penalty or costs to our company.

Advertising and promotion

Advertising expenses declined by $67,381 from $73,681 in Quarter 2000 to $6,300 in Quarter 2001. Sales and marketing expenses in Quarter 2000 included $49,929 in connection with the acquisition and launch of the clipclop.com website as well as costs related to the website being declared the official equestrian site of the 2000 Sydney Olympic Games, held in the Fall of 2000.

Our sales and marketing expenses for website hosting business in Quarter 2001 are comprised primarily of commissions for our sales and marketing channels, advertising and other promotional costs, employee and facilities costs. Online sales and marketing expenses are expected to decrease in absolute dollars for fiscal 2002 as we plan to build the brand more broadly. We expect to build our brand further with continued strategic alliances with advertising and channel partners. Sales and marketing expenses in website hosting businesses are expected to increase only in proportion to increase in hosted customers.

Investor relations and website promotion

Investor relations and website promotion expenses increased by $460 from $11,540 in Quarter 2000 to $12,000 in Quarter 2001. In Quarter 2001, such costs consist of compensation accrued to an individual hired by us to perform investor relation functions in exchange for 200,000 shares of our common stock (yet to be issued) and 300,000 share purchase warrants. $12,000 represents the portion of the value assigned to those shares (being the trading price of $0.18 on the agreement date) earned during Quarter 2001. No value is assigned to the warrants under Canadian GAAP. Such costs in Quarter 2000 consist of fees paid to previous management of our company.

General and administrative

General and administrative expenses increased by $34,990 from $45,808 in Quarter 2000 to $80,798 in Quarter 2001 primarily due to adding two new employees and consultants during Quarter 2001 and the accrual of stock compensation to a consultant in Quarter 2001. The value assigned to the common shares issuable to a consultant is based upon the trading price of our common stock on the date of the agreement date and represents a value of $18,513 charged to general and administrative expense in Quarter 2001. Further, we issued 3,800,000 stock options in Quarter 2001 to compensate key management personnel and consultants for services rendered to date. Under Canadian generally accepted accounting principles (GAAP), no value is assigned to the options and warrants issued in connection with these agreements. Readers are referred to Note 11 of the consolidated interim financial statements to review the effect of valuing the warrants under United States generally accepted accounting principles (GAAP).

Professional fees

Professional fees increased by $29,377 from $2,760 in Quarter 2000 to $32,137 in Quarter 2001 substantially due to additional audit and review services as a result of our company no longer qualifying as a foreign private issuer under the Securities and Exchange Commission's rules and regulations. For example, our company was previously not required to file quarterly reports on form 10-QSB with the Securities and Exchange Commission. Professional fees in Quarter 2001 also include legal expenses surrounding the acquisition of the membership interests in Entertainment Hosting & Merchandising, LLC, the License Agreement between Ricky Martin Enterprises Inc. and Jesdan Entertainment Corp. and the Assignment of Proceeds Agreement (as amended), between our company, Entertainment Hosting and Jesdan.

Website Maintenance and Software Research

Website maintenance and software research expenses declined by $38,912 from $85,901 in Quarter 2000 to $46,989 in Quarter 2001 primarily due to a diversification of business focus away from software development and support to customer support and minor website maintenance. The clipclop.com website was launched in late 1999 and as such required increased maintenance during the immediate period subsequent to its launch. During Quarter 2001, amounts incurred (including $18,000 in respect of common stock to be issued to a consultant) were substantially involved in the refinement of the Official Ricky Martin website for launch in February, 2002.

Amortization of Goodwill

Goodwill amortization expense of $14,951 was recorded in Quarter 2001 as a result of the acquisition in June, 2001 of USe-Store Worldwide LLC. The Canadian Institute of Chartered Accountants has released a new accounting pronouncement (similar to SFAS 142 in the United States) which will affect our future accounting for the goodwill recorded on this acquisition. New Section 3062 of the CICA Handbook requires the recognition of intangible assets at cost apart from goodwill. Any such intangible assets will be amortized over their estimated useful life except for intangible assets that are determined to have an indefinite useful life which are to be tested at least annually for impairment. New CICA Section 3062 also requires companies to cease amortization of goodwill but instead test goodwill for impairment at least annually. This section applies for our fiscal year commencing October 1, 2002. We have not yet assessed the impact on our financial statements of the adoption of these new requirements.

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

We incurred a net loss of $77,331 for Quarter 2001 compared to a net loss of $214,137 for Quarter 2000. Included in the Quarter 2001 loss are expenses totalling $24,074 related to the accrual of stock compensation. Additionally, quicker collections on accounts receivable and incurring professional fees in connection with the year end annual report toward the end of December, 2001 resulted in an increase in accounts payable and accrued liabilities of $16,657. As a result net cash used in operating activities was only $5,370 in Quarter 2001 compared to net cash used in Quarter 2000 of $254,526. The 2000 cash position was also impacted by the payment of $56,334 of accounts payable from September 30, 2000.

Net cash used in investing activities was $7,438 in Quarter 2001 compared to $Nil in Quarter 2000. The primary use for invested cash in Quarter 2001 was the advance of $7,894 to Maro Securities Inc. (a company with common directors) and certain affiliates. These advances are unsecured non-interest bearing and are due on demand. We expect them to be repaid in the next few months. Also during Quarter 2001, through our new subsidiary Entertainment Hosting & Merchandising, LLC, we finalized a contract pursuant to which it secured the worldwide rights to the proceeds and revenues derived from the sale of memberships and products for the Official Ricky Martin Fan Club website. By way of a License Agreement dated March 14, 2000, between Ricky Martin Enterprises, Inc., as licensor, and Jesdan Entertainment Corp., as licensee, Ricky Martin Enterprises agreed to license to Jesdan Entertainment the exclusive right to certain intellectual property to create and manage the Official Ricky Martin Fan Club and Fan Club website. To December 31, 2001, no revenue was generated from the operation of this website. Consideration for the assignment included the issuance of 125,000 shares of our common stock (yet to be issued) and 200,000 share purchase warrants. A value of $25,000 was ascribed to the common stock (based on the trading value of our common stock on the agreement date) and recorded as the value of license in the financial statements under Canadian GAAP.

Net cash provided by financing activities was $6,288 in Quarter 2001 compared to $Nil in Quarter 2000, all of which was generated through a small bank overdraft. Much of our financing in Quarter 2001 was done through the issuance of options and warrants and entering into agreements obligating our company to issue stock in connection with the investing and operating activities described above. In Quarter 2001, we entered into agreements requiring us to issue 603,704 shares of our common stock and 825,000 share purchase warrants. All the warrants have been issued and 203,704 shares of our common stock were issued in January, 2002. The remaining 400,000 common shares have yet to be issued. We also granted 3,800,000 stock options to key management personnel and consultants during the period as compensation for services rendered in order to preserve cash flow. In our early stage of operations, we expect to use equity instruments to finance much of our business activity to allow recipients to participate in the growth of our company and to preserve cash for operational needs.

On November 28, 2001, we entered into an agreement to obtain the license to operate the Official Ricky Martin Fan Club website. Signing that agreement and certain other agreements related thereto have resulted in us issuing additional common shares and share purchase warrants which will be reflected in subsequent fiscal 2002 quarterly consolidated financial statements. We have no other formal commitments in place which require significant sums of cash. In January, 2002, we issued an aggregate of 203,704 shares of our common stock in connection with the agreements related to the Ricky Martin License, Jesdan Entertainment Corp. and Entertainment Hosting & Merchandising, LLC. The shares were subsequently registered on a Form S-8 Registration Statement filed with the Securities and Exchange Commission on January 7, 2002.

During the twelve months ended December 31, 2002, we expect to spend approximately $900,000 to operate our business. Of this amount, $132,000 is required for further website development and continued maintenance, $72,000 is required to enhance our marketing program and to continue to develop our brand name and $144,000 is required for an investor relations program. The remaining $552,000 is required to support general corporate expenses. We believe that existing cash and cash expected to be generated from operations will be sufficient to fund our operating activities, capital expenditures and other obligations for the foreseeable future. Should cash flow not be sufficient to sustain operations for the next year, we plan to raise debt and equity capital as needed to finance the operating and capital requirements of our company. However, if during that period or thereafter we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could suffer and these factors raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the September 30, 2001 audited financial statements, which form part of our annual report on Form 10-KSB filed on January 29, 2002.

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

Historically, we have not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, adoption of the new standards did not affect our consolidated financial statements.

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

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outline below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during our search for a new business opportunity. Prospective investors should consider carefully the risk factors set out below.

WE ARE AN EARLY STAGE COMPANY AND HAVE NOT EARNED ANY SIGNIFICANT REVENUES SINCE THE IMPLEMENTATION OF OUR CLIPCLOP.COM WEBSITE WHICH MAKES IT DIFFICULT TO EVALUATE WHETHER WE WILL OPERATE PROFITABLY.

We are an early stage company which is primarily involved in the operation of our websites, including our clipclop.com website, which caters to individuals interested in horses and equine-related pursuits, our Promark website, which markets our educational, personal computer-based software and our USe-Store website, which allows USe-Store's clients to list their websites in USe-Store's media advertised online mall and through the operation of the Ricky Martin Fan Club website through our subsidiary Entertainment Hosting. We are involved in a relatively new business, having launched our clipclop.com and Promark websites initially on December 1, 1999 having acquired USe-Store's issued and outstanding memberships in June, 2001, and Entertainment Hosting's issued and outstanding memberships in November, 2001. As a result, we do not have a historical record of sales and revenues nor an established business track record from the operation of our business.

To December 31, 2001, we have incurred regular operating losses and, prior to the acquisition of USe-Store, LLC, had no significant source of revenue. USe-Store Worldwide, LLC, our operating subsidiary acquired in June, 2001 has also been named as a defendant in a judgment issued by the State of California against related parties in a business venture unrelated to that of USe-Store. (Part II, Item 1 - "Legal Proceedings") As a result of this judgment, the Court has appointed a receiver to act as an agent of the Court. Among other responsibilities, the receiver has assumed full control of USe-Store and has exclusive custody over the assets of USe-Store. Management expects the Receiver to be removed in June, 2002, but believes that the receivership has not had a material impact on the day-to-day operations of USe-Store.

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

OUR WHOLLY-OWNED SUBSIDIARY, USE-STORE WORLDWIDE, LLC, OPERATES IN AN INCREASINGLY COMPETITIVE MARKETPLACE.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

On December 27, 2001, a stipulated final judgement and permanent injunction was filed in the Superior Court of California, County of Ventura whereby the Defendants agreed, among other things, to comply with California law relating to unfair competition, false advertising, endless chain schemes, seller assisted marketing plans and consumer protection statutes. The Defendants are also required to pay the State of California the sum of $250,000 with $80,000 due immediately (which has been paid) and the balance payable in monthly instalments starting on January 20, 2002 (the first payment having been made) until fully paid on June 20, 2002. Should instalments not be made as ordered, the entire amount becomes immediately payable with interest payable at the legal post-judgement rate. Although USe-Store Worldwide LLC is joint and severally liable for payment of the judgement, the other Defendants have agreed to be responsible in making the said payments. Additional terms of the injunction include, among others, the following:

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

Item 2. Changes in Securities.

Recent Sales of Unregistered Shares

We did not issue any shares from treasury during the quarter ended December 31, 2001.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Gregg Schlender became our Secretary effective January 21, 2002 upon Jerry Bohn's resignation as our Secretary and our Vice President Marketing. Mr. Schlender is also our Vice President Sales.

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

We did not file any Current Reports on Form 8-K during the quarter ended December 31, 2001.

Exhibits

Exhibits Required by Item 601 of Regulation S-B

(3) Articles of Incorporation and By-laws

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

3.4 Altered Memorandum, dated November 17, 1987

3.5 Certificate of Name Change, dated November 17, 1987

3.6 Altered Memorandum, dated April 24, 1994 (incorporated by reference from our Form 20-F Annual Report filed on March 17, 1999)

3.7 Certificate of Name Change, dated August 24, 1999 (incorporated by reference from our Form 20-F Annual Report filed on March 31, 2000)

3.8 Certificate of Name Change, dated September 10, 2001 (incorporated by reference from our Form 10-KSB, filed on January 29, 2002)

3.9 Form 19 (Amendment to Memorandum), dated September 10, 2001 (incorporated by reference from our Form 10-KSB, filed on January 29, 2002)

(10) Material Contracts

10.1 Consulting Agreement between Worldwide Technologies Inc., Entertainment Hosting & Merchandising, LLC and Paul W. Severn, dated November 7, 2001 (incorporated by reference from our Form S-8, filed on January 7, 2002)

10.2 Assignment of Proceeds Agreement between Worldwide Technologies Inc., Entertainment Hosting & Merchandising, LLC and Jesdan Entertainment Corp., dated November 28, 2001 (incorporated by reference from our Form S-8, filed on January 7, 2002)

10.3 Amendment of Assignment of Proceeds Agreement between Worldwide Technologies Inc., Entertainment Hosting & Merchandising, LLC and Jesdan Entertainment Corp., dated December 12, 2001 (incorporated by reference from our Form S-8, filed on January 7, 2002)

10.4 Purchase Agreement between Worldwide Technologies Inc., Entertainment Hosting & Merchandising, LLC, Jonathan Severn and Greg Schlender, dated November 28, 2001 (incorporated by reference from our Form 10-KSB, filed on January 29, 2002)

10.5 Employment Letter between Worldwide Technologies Inc. and Adolph Joseph Bellantoni, dated November 1, 2001 (incorporated by reference from our Form 10-KSB, filed on January 29, 2002)

10.6 Warrant Agreement, between Worldwide Technologies Inc. and Granite Financial Group, Inc., dated November, 2001 (incorporated by reference from our Form 10-KSB, filed on January 29, 2002)

10.7 Agreement between Worldwide Technologies Inc. and ISupportISP, LLC, dated December 7, 2001 (incorporated by reference from our Form 10-KSB, filed on January 29, 2002)

(21) Subsidiaries

Promark Software Worldwide, Inc.

PRW Management Inc.

USe-Store Worldwide, LLC

Entertainment Hosting & Merchandising, LLC

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDWIDE TECHNOLOGIES INC.

By: /s/ Jonathan Severn
Jonathan Severn, President, CEO and Director
Date: February 19, 2002

By: /s/ Aric Gastwirth
Aric Gastwirth, Chief Financial Officer
Date: February 19, 2002

By: /s/ Gregg Schlender
Gregg Schlender, Secretary and Vice President Sales
Date: February 19, 2002

By: /s/ Andrew Carruthers
Andrew Carruthers, Director
Date: February 19, 2002