Form 10QSB
period 2002-03-31
WORLDWIDE TECHNOLOGIES INC
filed 2002-07-09
CIK 886184

This Form 10-QSB Quarterly Report is the subject of a Form 12b-25

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from  to

Commission file number  0-20073

WORLDWIDE TECHNOLOGIES INC. (Exact name of small business issuer as specified in its charter)
British Columbia (State or other jurisdiction of incorporation or organization)	00-0000000 (I.R.S. Employer Identification No.)
300 Esplanade Drive Suite 1680, Oxnard Ventura County, CA 93030 (Address of principal executive offices)
(805) 205-2390 (Issuer's telephone number)
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

8,500,597 common shares issued and outstanding as at July 1, 2002

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

It is the opinion of management that the consolidated interim financial statements for the quarter ended March 31, 2002 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

Ventura County, California
Date: July 9, 2002

/s/ Aric Gastwirth
Director of Worldwide Technologies Inc.
Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Consolidated Interim Financial Statements For the six-month periods ended March 31, 2002 and 2001
(Unaudited - Expressed in US Dollars)
Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Consolidated Interim Financial Statements For the six-month periods ended March 31, 2002 and 2001
(Unaudited - Expressed in US Dollars)
Contents
Consolidated Interim Financial Statements
Balance Sheets
Statements of Operations
Statements of Changes in Stockholders' Equity
Statements of Cash Flows
Notes to the Financial Statements
Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Consolidated Interim Balance Sheets (Expressed in US Dollars)
		March 31 2002	September 30 2001
Assets		(Unaudited)
Current
Cash		$-	$10,051
Receivables		63,474	80,110
Prepaid expenses		11,112	-
Total current assets		74,586	90,161
Property and equipment		38,553	44,778
Goodwill (Note 2)		10,000	279,087
Total Assets		$123,139	$414,026
Liabilities and Stockholders' Equity (Capital Deficit)
Liabilities
Current
Bank overdraft		$10,692	$-
Accounts payable		188,280	137,520
Accrued liabilities		74,390	25,364
Total current liabilities		273,362	162,884
Stockholders' Equity (Capital Deficit)
Share Capital (Note 3)
Authorized
100,000,000	Common shares, no par value
Issued
8,500,597	Common shares
(8,296,893 - September 30, 2001)		12,676,070	12,635,329
Contributed surplus		118,513	118,513
Cumulative translation adjustment		(137,188)	(137,188)
Accumulated deficit		(12,807,618)	(12,365,512)
Total stockholders' equity (capital deficit)		(150,223)	251,142
Total Liabilities and Stockholders' Equity (Capital Deficit)		$123,139	$414,026
Approved by the Board of Directors:
/s/ signed		/s/ signed
Director		Director
The accompanying notes are an integral part of these consolidated financial statements
Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Consolidated Interim Statements of Operations (Unaudited - Expressed in US dollars)
	Three-month periods ended March 31		Six-month periods ended March 31
	2002	2001	2002	2001
Revenue
Website hosting and advertising	$288,691	$8,291	$650,719	$16,879
Cost of revenue	62,376	-	305,856	-
Gross profit	226,315	8,291	344,863	16,879
Expenses
Advertising and promotion	3,033	12,667	9,333	86,070
Depreciation	28,112	6,273	31,225	12,894
General and administrative (Note 5)	155,516	13,058	236,314	41,788
Investor relations and website promotion	10,970	5,752	22,970	21,119
Professional fees	89,066	13,053	121,203	15,998
Website maintenance and software research (Note 6)	50,374	40,988	97,363	140,144
	337,071	91,791	518,408	318,013
Loss from operations	(110,756)	(83,500)	(173,545)	(301,134)
Other income
Interest and other	118	1,493	526	5,094
Loss before amortization of goodwill	(110,638)	(82,007)	(173,019)	(296,040)
Amortization of goodwill (Note 2)	(14,951)	-	(29,902)	-
Write-down of goodwill (Note 2)	(239,185)	-	(239,185)	-
Net loss for the period	$(364,774)	$(82,007)	$(442,106)	$(296,040)
Loss per share
basic and diluted	$(0.04)	$(0.01)	$(0.05)	$(0.05)
Weighted average common shares
Outstanding	8,466,646	5,951,562	8,483,622	5,929,440
The accompanying notes are an integral part of these consolidated interim financial statements.
Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Consolidated Interim Statements of Changes in Stockholders' Equity (Unaudited - Expressed in US Dollars)
For the period ended March 31, 2002
	Share Capital
	Shares	Amount	Contributed Surplus	Cumulative Translation Adjustment	Accumulated Deficit	Total Shareholders' Equity
Balance, October 1, 2000	5,822,174	$12,149,809	$118,513	$(128,038)	$(11,777,241)	$363,043
Shares issued for:
Exercise of stock options	161,430	110,520	-	-	-	110,520
Finders' fees	170,432	-	-	-	-	-
Acquisition of subsidiary (Note 2)	2,142,857	375,000	-	-	-	375,000
Net loss	-	-	-	-	(588,271)	(588,271)
Currency translation adjustment	-	-	-	(9,150)	-	(9,150)
Balance, September 30, 2001	8,296,893	12,635,329	118,513	(137,188)	(12,365,512)	251,142
Shares issued for consulting fees (Note 3)	203,704	40,741	-	-	-	40,741
Net loss	-	-	-	-	(442,106)	(442,106)
Balance, March 31, 2002 (Unaudited)	8,500,597	$12,676,070	$118,513	$(137,188)	$(12,807,618)	$(150,223)
The accompanying notes are an integral part of these consolidated financial statements.
Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Consolidated Interim Statements of Cash Flows (Unaudited - Expressed in US Dollars)
	Three Month Periods Ended March 31		Six-Month Periods Ended March 31
	2002	2001	2002	2001
Cash provided by (used in)
Operating activities
Net loss for the period	$(364,774)	$(82,007)	$(442,106)	$(296,040)
Items not involving cash
Depreciation and amortization	43,063	6,273	61,127	12,894
Write-down of goodwill	239,185	-	239,185	-
Consulting services paid by shares	-	-	40,741	-
Net change in non-cash working capital items:
Receivables	4,590	9,714	17,756	19,093
Prepaid expenses	(11,112)	-	(11,112)	-
Accounts payable and accrued liabilities	79,914	(15,678)	72,011	(72,011)
	(9,134)	(81,698)	(22,398)	(336,064)
Financing activities
Bank overdraft	4,404	-	10,692	-
Investing activity
Cash acquired on acquisition of subsidiary	-	-	456	-
Increase (decrease) in cash	(4,730)	(81,698)	(11,250)	(336,064)
Translation adjustments	4,730	(2,014)	1,199	(7,278)
Cash, beginning of period	-	94,255	10,051	353,885
Cash, end of period	$-	$10,543	$-	$10,543
Supplementary information:
Accrued consulting fees paid by shares	$-	$-	$40,741	$-
The accompanying notes are an integral part of these consolidated interim financial statements.
Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Interim Financial Statements (Unaudited - Expressed in US Dollars)
March 31, 2002 and 2001
1.	Nature of Business and Ability to Continue as a Going Concern

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

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended September 30, 2001 and notes thereto included in the Company's annual report. The Company follows the same accounting policies in the preparation of the interim reports.

The Company was incorporated in British Columbia, Canada on August 9, 1984 and since 2000 has been in the business of developing and marketing "clipclop.com", an equine information Internet website which was opened to the public on December 1, 1999. The Internet website serviced the North American equestrian market and the Company generates revenue from advertising and virtual mall hosting services. In June 2002, the website was sold for gross proceeds of $45,000 (Note 11). Following the acquisition of USe-Store, LLC ("USe-Store" a California limited liability company) on June 8, 2001, on November 28, 2001, the Company acquired Entertainment Hosting & Merchandising, LLC (a California limited liability company licensed to sell entertainment industry merchandise). The license expired in June 2002. The Company is now also solely involved in website hosting and the operation of an online shopping mall.

These consolidated financial statements are stated in US dollars and have been prepared on a going concern basis in accordance with Canadian generally accepted accounting principles, which contemplates the realization of assets and the liquidation of liabilities and commitments in the ordinary course of business. The Company has incurred operating losses in each of the last two fiscal years and the current quarter and has an accumulated deficit of $12,807,618 at March 31, 2002. Additionally, USe-Store, the Company's operating subsidiary acquired in June 2001 has been named as a defendant in a judgement issued by the State of California against related parties in a business venture unrelated to that of USe-Store (Note 10). As a result of this judgement, the Court has appointed a Receiver to act as an agent of the Court. Among other responsibilities, the Receiver assumed full control of USe-Store and has exclusive custody over the assets of USe-Store. Management expects the Receiver to be removed in July 2002, but asserts that the receivership has not had a material impact on the day-to-day operations of USe-Store. Should cash flow from existing operations not be sufficient to sustain operations for the next year, the Company plans to raise debt and equity capital as needed on a private placement basis to finance the operating and capital requirements of the Company. It is management's intention to continue to finance planned capital expansion and continued development in the e-marketplace and Internet website business. These factors raise doubt about the Company's ability to continue as a going concern. The future of the Company will depend upon the Company's ability to obtain adequate financing and continuing support from stockholders and creditors and to achieve and maintain profitable operations.

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Interim Financial Statements (Unaudited - Expressed in US Dollars)
March 31, 2002 and 2001
1.	Nature of Business and Ability to Continue as a Going Concern - Continued
While the Company is expending its best efforts and is confident it can achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.
2.	Acquisitions
a)

On November 28, 2001, the Company completed the acquisition of 100% of the membership interests of Entertainment Hosting & Merchandising, LLC ("Entertainment Hosting"), a California limited liability company controlled by the Company's president and another officer of the Company in exchange for $100. Entertainment Hosting was effectively inactive at the acquisition date, but with the assignment of the license to operate the Official Ricky Martin Fan Club website was to focus on merchandising and hosting rights in the entertainment industry.

Concurrent with the closing of this acquisition, Entertainment Hosting secured the world-wide rights to the proceeds and revenues derived from the sale of memberships and products for the Official Ricky Martin Fan Club website. By way of a License Agreement dated March 14, 2000, Ricky Martin Enterprises, Inc. granted a license to the vendor for the exclusive right to certain intellectual property to create and manage the Official Ricky Martin Fan Club and website. Pursuant to an Assignment of Proceeds Agreement dated November 28, 2001 with the original licensee ("the Assignor"), Entertainment Hosting obtained the Assignor's entire right to the proceeds and revenue derived from the sale of any Ricky Martin Fan Club merchandise and memberships on the Ricky Martin website in exchange for, among other things:

-

the issuance of 125,000 fully vested, non-forfeitable shares of the Company's common stock having a value of $25,000 (based upon the trading price of the Company's common stock on the agreement date) to the assignor. This amount was accrued and initially capitalized as the cost of the license and written off in the period ended March 31, 2002 in conjunction with the licence expiry.

-

the issuance (on January 9, 2002) of 203,704 fully-vested, non-forfeitable shares of the Company's stock having a value of $40,741 (based upon the trading price of the Company's common stock on the agreement date) to a consultant as compensation for the consultant's position as Entertainment Hosting's Senior Vice-President New Talent;

-

the issuance of an aggregate of 200,000 share purchase warrants exercisable for a period of five years and entitling the holder to acquire common shares (subject to resale restrictions) on a 1:1 basis with 50,000 warrants exercisable at each of $0.25, $0.50, $0.75 and $1 per share; and

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Interim Financial Statements (Unaudited - Expressed in US Dollars)
March 31, 2002 and 2001
2.	Acquisitions - Continued
		-

25% commission on sales (after deduction for direct costs) received by Entertainment Hosting from sales of memberships to the Official Ricky Martin Fan Club and from sales of merchandise via the website and any other websites hosted by Entertainment Hosting.

The common shares issuable to the Assignor have not yet been issued, but $25,000 has been accrued as a liability in these consolidated financial statements based on the trading price of the Company's common stock on the agreement date. No value was assigned to the warrants issued in connection with this assignment in accordance with Canadian GAAP. The issuance of common stock to the consultant was recorded as an expense in these consolidated financial statements.

		The agreement between the Company and the Assignor expires in November 2004, subject to thirty days written notice.

The license authorized the Company to create, design, produce, manufacture and sell merchandise containing intellectual property of Ricky Martin for a period expiring on March 14, 2002. The assignor was required to make certain payments under the terms of the agreement amounting to approximately 30% of revenue generated from the agreement. As at March 31, 2002, the license expired without renewal and the agreement was terminated.

		During the three-month period ended March 31, 2002, the license has been fully amortized.
		The transaction was accounted for using the purchase method of accounting and was recorded as follows:
		Purchase price	$100
		Net assets acquired
		Total assets	456
		Total liabilities	-
		Excess	$(356)
		Excess of fair value of assets acquired and liabilities assumed was charged against current assets.
	b)

On June 8, 2001, the Company closed a Share Purchase Agreement dated April 19, 2001 with the members of USe-Store, LLC (a California limited liability company organized on June 22, 2000) to purchase 100% of the issued and outstanding capital of USe-Store, LLC in exchange for the issuance of 2,142,857 non-forfeitable, fully-issued common shares of the Company. USe-Store, LLC operates a media-advertised online mall whose clients link their websites to Use-Store's mall.

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Interim Financial Statements (Unaudited - Expressed in US Dollars)
March 31, 2002 and 2001
2.	Acquisitions - Continued

The transaction was accounted for using the purchase method of accounting and was recorded as follows: The operations of Use-Store, LLC are included in the 2001 and 2002 consolidated financial statements from June 8, 2001 (date of acquisition) to March 31, 2002.

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

Goodwill amortization of $29,902 (2001 - $Nil) based on an estimated useful life of five years was recorded in the six months ended March 31, 2002. At March 31, 2002, the Company wrote down $239,185 of goodwill due to the continuing losses from operations and concern regarding the future viability of the Company. The goodwill was written down to $10,000 (September 30, 2001 - $Nil) representing the estimated fair value of the goodwill at that date.

	Pro-forma information assuming the acquisitions occurred on October 1, 2000 is as follows:
		For the Six-Month Periods Ended March 31
		2002	2001
	Revenue	$650,719	$16,879
	Loss for the period	$(442,106)	$(325,942)
	Loss per share	$(0.05)	$(0.05)
Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Interim Financial Statements (Unaudited - Expressed in US Dollars)
March 31, 2002 and 2001
3.	Share Capital

On August 14, 2001, the Company consolidated its common shares on a seven to one basis. All references in these financial statements to the number of shares are stated on a post-consolidation basis. Per share amounts have been restated for the share consolidation.

On January 9, 2002, the Company issued an aggregate of 203,704 common shares at $0.20 per share for a total value of $40,741 based upon the trading price of the Company's common stock on the date of agreement of which 92,593 shares were issued to a consultant pursuant to the Assignment of Proceeds Agreement dated November 28, 2001 for an aggregate value of $18,519 as compensation for the position of Senior Vice-President New Talent (Note 2). The remaining 111,111 shares were issued to another consultant pursuant to the consulting agreement for an aggregate value of $22,222, which is amortized over the service period which $11,110 is expensed in the six-month period ended March 31, 2002.

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

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Interim Financial Statements (Unaudited - Expressed in US Dollars)
March 31, 2002 and 2001
4.	Stock Options and Warrants - Continued
	The following table summarizes the number of common shares, options granted and the weighted average exercise price thereof:
				Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value of Options Granted
	Number of options outstanding, October 1, 2000			439,033	$1.68
	Granted			800,000	$0.41	$0.25
	Exercised			(161,430)	$0.68
	Cancelled			(87,603)	$1.21
	Number of options outstanding, September 30, 2001			990,000	$0.96
	Granted			3,925,000	$0.18	$0.14
	Expired			(1,013,572)	$0.17
	Number of options outstanding, March 31, 2002			3,901,428	$0.18
	Number of options exercisable, March 31, 2002			2,311,428	$0.18
	Number of options exercisable, September 30, 2001			632,857	$0.75

Of the options granted during the six-month period ended March 31, 2002, 1,935,000 were vested immediately on the grant date and 1,990,000 will vest on various dates from June 18, 2002 to February 18, 2003.

All options granted during the year ended September 30, 2001 were immediately exercisable except for 714,286 options granted in fiscal 2001 which vested 50% on the grant date with the remaining 50% vested on January 1, 2002. Of stock options granted in fiscal 2001 and to March 31, 2002, only 125,000 were granted pursuant to the Plan.

	Stock options outstanding at March 31, 2002 are summarized as follows:
	Outstanding				Exercisable
	Range of Exercise Prices	Number of Options	Weighted Average Months Remaining To Expiry	Weighted Average Exercise Price	Number of Options	Average Exercise Price
	$0.13 - $0.18	3,125,000	115	$0.18	1,535,000	$0.18
	$0.35	585,714	108.7	$0.35	585,714	$0.35
	$0.67 - $1.75	122,142	69.5	$1.09	122,142	$1.09
	$1.89 - $5.32	68,572	5.8	$2.30	68,572	$2.30
		3,901,428			2,311,428
Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Interim Financial Statements (Unaudited - Expressed in US Dollars)
March 31, 2002 and 2001
4.	Stock Options and Warrants - Continued
b)	Warrants
	A summary of the changes in share purchase warrants from October 1, 2000 to March 31, 2002 was as follows:
			Number of Warrants	Weighted Average Exercise Price
	Outstanding, October 1, 2000		1,004,686	$1.94
	Expired		(161,615)	$1.33
	Outstanding, September 30, 2001		843,071	$2.03
	Granted (Notes 2 and 9)		825,000	$0.42
	Outstanding, March 31, 2002		1,668,071	$1.25
	All warrants outstanding at March 31, 2002 were exercisable and are summarized as follows:
	Range of Exercise Prices	Number of Warrants	Weighted Average Months Remaining to Expiry Date	Weighted Average Exercise Price
	$0.18 - $0.36	481,250	55	$0.23
	$0.50 - $1.00	343,750	55	$0.70
	$1.75	535,928	7	$1.75
	$2.73	307,143	13	$2.73
		1,668,071
Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Interim Financial Statements (Unaudited - Expressed in US Dollars)
March 31, 2002 and 2001
5.	General and Administrative Expenses
		For the Six-Month Periods Ended March 31
		2002	2001
	Bank charges	$18,559	$-
	Courier	1,643	-
	Filing fees	10,724	-
	Insurance	9,686	-
	Office and miscellaneous	17,915	20,560
	Rent	16,887	3,997
	Salaries	142,124	-
	Telephone	10,882	5,812
	Travel	2,998	11,419
	Vehicle	4,896	-
		$236,314	$41,788

6.	Website Maintenance and Software Research Expenses
		For the Six-Month Periods Ended March 31
		2002	2001
	Consulting	$53,294	$45,670
	Salaries	11,260	91,448
	Research services	28,555	-
	Other	4,254	3,026
		$97,363	$140,144

7.	Segmented Information

With the acquisition of USe-Store, LLC and Entertainment Hosting and Merchandising, LLC, the Company operates in two segments: equine related information and software licensing (Canada) and the operation of an online mall and entertainment merchandising (United States) based on subsidiary location. Entertainment Hosting was inactive during the period ended March 31, 2002. The significant accounting policies for the segments are the same as those described in the Summary of Significant Accounting Policies to September 30, 2001 consolidated financial statements. Information on the Company's segments is as disclosed below.

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Interim Financial Statements (Unaudited - Expressed in US Dollars)
March 31, 2002 and 2001
7.	Segmented Information - Continued
		For the Six-Month Periods Ended March 31
		2002	2001
	Revenues
	United States	$644,338	$-
	Canada	233,831	16,879
		878,169	16,879
	Less: intersegment revenue to Canada	(227,450)	-
		$650,719	$16,879
	Loss from operations
	United States	$(136,977)	$-
	Canada	(36,568)	(301,134)
		(173,545)	(301,134)
	Interest and other income	526	5,094
	Write-down of goodwill	(239,185)	-
	Amortization of goodwill	(29,902)	-
	Net loss for the period	$(442,106)	$(296,040)

		March 31 2002	September 30 2001
	Total assets
	United States	$64,742	$82,987
	Canada	58,397	331,039
		$123,139	$414,026
	Capital expenditures
	United States	$25,000	$-
	Property and equipment
	Canada	$38,553	$44,778

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Interim Financial Statements (Unaudited - Expressed in US Dollars)
March 31, 2002 and 2001
8.	Related Party Transactions
Related party transactions not disclosed elsewhere in these financial statements are as follows:
a)

During the six-month period ended March 31, 2002, $182,238 (2001 - $Nil) was paid to a company controlled by a common director for client referral services and administration fees. Such amounts are presented in these financial statements as costs of revenue.

	b)	During the six-month period ended March 31, 2002, $20,769 (2001 - $Nil) was paid to a director as compensation for management services.
	c)	An amount of $40,395 is due to companies controlled by directors.
Except as otherwise noted, these transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.
9.	Commitments
During the period ended March 31, 2002, the Company entered into various additional short-term cancelable consulting agreements. Aggregate consideration under these agreements includes:
	-	the issuance of 275,000 fully-vested, non-forfeitable shares of common stock (including 75,000 shares to an individual related to the Company's president). To date, these shares have not been issued;
-

the issuance of 625,000 share purchase warrants (including 125,000 share purchase warrants issued to an individual related to the Company's president) exercisable for a period of five years and entitling the holder to acquire common shares (subject to some resale restrictions) on a 1:1 basis at a weighted average exercise price of $0.38; and

-

20% commission on sales (after deduction for direct costs) received by Entertainment Hosting from sales of memberships to the Official Ricky Martin Fan Club and from sales of merchandise via the website and any other websites hosted by Entertainment Hosting. As the Ricky Martin license agreement expired, the commitment related to the consulting agreement is no longer applicable.

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Interim Financial Statements (Unaudited - Expressed in US Dollars)
March 31, 2002 and 2001
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

On December 27, 2001, a Stipulated Final Judgement and Permanent Injunction was filed between the Defendants and the State of California whereby the Defendants agreed, among other things, to comply with California law relating to unfair competition, false advertising, endless chain schemes, seller assisted marketing plans and consumer protection statutes. The Defendants were also required to pay the State the sum of $250,000 with $80,000 due immediately (which has been paid) and the balance payable in monthly installments starting on January 20, 2002 until fully paid in June 2002. All installments were paid. The Defendants have begun the process of removing the receivership. The Defendants were also responsible for paying to the State any amounts recovered on claims against another company. USe-Store is joint and severally liable in relation to the terms of the judgement. Additional terms of the injunction included the following:

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

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Interim Financial Statements (Unaudited - Expressed in US Dollars)
March 31, 2002 and 2001
10.	Contingent Liability - Continued

Management expects the receivership to be terminated upon payment of the final penalty installment in July 2002 and does not expect USe-Store to absorb any portion of the costs and penalties set out in the stipulated judgement. Management believes the other Defendants will make the required payments. No amounts have been recognized in these financial statements in connection with this matter. At the date of these financial statements the ultimate outcome of this uncertainty regarding USe-Store is indeterminable. Losses to the Company, if any, will be recorded in the period they become probable.

11.	Subsequent Events
In June 2002, the Company sold the clipclop.com website for a gross proceeds of $45,000. The Company also closed its Vancouver office.
12.	United States Generally Accepted Accounting Principles

The consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP") which, in the case of the Company, conform in all material respects with those of the United States ("US GAAP") and with the requirements of the Securities and Exchange Commission ("SEC"), except as follows:

a)	Under Canadian GAAP, no compensation expense was recorded on granting of stock options and warrants to consultants during the six-month periods ended March 31, 2002 and 2001

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

	Assumptions	2002
	Risk-free interest rate	5.38%
	Dividend yield	Nil
	Volatility factor of the expected market price of the
	Company's common shares	100%
	Weighted average expected life of the options (months)	60
	In respect of 3,000,000 stock options issued to non-employees during the six months ended March 31, 2002, $296,243 (2001 - $Nil) of compensation expense was recorded under SFAS No. 123.
Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Interim Financial Statements (Unaudited - Expressed in US Dollars)
March 31, 2002 and 2001
12.	United States Generally Accepted Accounting Principles - Continued
The weighted average fair value of stock options granted to non-employees during the six months ended March 31, 2002 was $0.14 (2001 -$Nil) per option.

In respect of warrants, $48,508 (2001 - $Nil) was recorded as compensation expense in accordance with US GAAP and an additional $10,319 would be recorded as additional cost of the license acquired in November 2001 which was fully amortized during the three-month period ended March 31, 2002. The weighted average fair value of warrants granted during the six-months ended March 31, 2002 was $0.13 (2001 - $Nil).

b)

Under Canadian GAAP, the value assigned to the common shares of the Company issued in June 2001 in connection with the acquisition of USe-Store, LLC was $375,000 based upon the discounted trading value of the Company's common stock at the date of acquisition. Under US GAAP, no discount to the quoted market price of the Company's common shares issued on acquisition would be permitted. Under US GAAP additional goodwill of $375,000 would be recorded and amortized over its useful life. Additional amortization of $37,500 (2001 - $Nil) would be recorded in the six-months ended March 31, 2002 in accordance with US GAAP. The amount for the write-off of goodwill at March 31, 2002 under US GAAP would be $551,685 (2001 - $Nil).

c)

Under Canadian GAAP, the Company charged to expense the cost of acquiring from a director the clipclop.com internet website and certain intellectual property and intangible assets due to concern over the recoverability of the acquired assets. Included in the cost was $866,750 being the value assigned to the Company's common stock based on the trading price on the acquisition date. Under US GAAP, such a transaction would be recorded using the carryover basis whereby the cash payment of $3,467 would be recorded as a distribution against the Company's contributed capital and the value assigned to the common stock would be $Nil. Share capital under US GAAP would be $12,184,320 at and March 31, 2002 (September 30, 2001 - $12,143,579).

d)

US GAAP requires the Company to present comprehensive income in accordance with SFAS No. 130, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income comprises net income (loss) and all charges to stockholders' equity except those resulting from investments by owners and distribution to owners.

e)

Under Canadian GAAP, the Company is permitted to present goodwill amortization as a separate line item below the loss from operations. Under US GAAP, goodwill amortization is presented as an operating expense. The effect of different classifications would be to increase the Company's loss from operations (before considering other US-Canadian GAAP differences below) for the six-months ended March 31, 2002 from $173,545 (2001 - $301,134) under Canadian GAAP to $203,447 (2001 - $301,134) under US GAAP.

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Interim Financial Statements (Unaudited - Expressed in US Dollars)
March 31, 2002 and 2001
12.	United States Generally Accepted Accounting Principles - Continued
	The impact of these differences is as follows:
		For the Six-Month Periods Ended March 31
		2002	2001
	Net loss per Canadian GAAP	$(442,106)	$(296,040)
	Stock option compensation (a)	(296,243)	-
	Warrant compensation (a)	(48,508)	-
	Amortization of license (a)	(10,319)	-
	Amortization of goodwill (b)	(37,500)	-
	Additional write-down of goodwill (b)	(312,500)	-
	Net loss per US GAAP	$(1,147,176)	$(296,040)
	Loss per share in accordance with
	US GAAP	$(0.14)	$(0.05)
	The components of comprehensive loss are as follows:
		Six-Months Ended March 31
		2002	2001
	Net loss in accordance with US GAAP	$(792,943)	$(296,040)
	Currency translation adjustment	-	6,352
	Comprehensive loss (d)	$(792,943)	$(289,699)
	The impact of the above-noted differences have no impact on total stockholders' equity (capital deficit).
	New US GAAP Accounting Pronouncements

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

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Interim Financial Statements (Unaudited - Expressed in US Dollars)
March 31, 2002 and 2001
12.	United States Generally Accepted Accounting Principles - Continued

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

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

General Overview

Through our wholly owned subsidiary, USe-Store Worldwide, LLC, we are involved in the operation of an online mall. USe-Store's clients link their websites to USe-Store's media advertised online mall. If they do not have a website, then they are offered the ability to purchase a website directly from USe-Store, which they can then link to USe-Store's online mall. Their websites can be maintained personally or can be maintained by USe-Store's technical staff. In addition, we sell entertainment and software products through our subsidiary, Promark Software Worldwide, Inc.

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

On November 28, 2001, we acquired all of the membership interests in Entertainment Hosting & Merchandising, LLC pursuant to a Purchase Agreement between our company, Jonathan Severn, Gregg Schlender and Entertainment Hosting & Merchandising, LLC. Jonathan Severn and Gregg Schlender are directors and/or officers of our company and were the only two persons owning membership interests in Entertainment Hosting & Merchandising, LLC. Following the acquisition, Entertainment Hosting & Merchandising, LLC became a wholly owned subsidiary of our company. Entertainment Hosting & Merchandising, LLC was inactive at the time of the acquisition.

Shortly after closing of the acquisition, Entertainment Hosting finalized a contract pursuant to which it secured the worldwide rights to the proceeds and revenues derived from the sale of memberships and products for the official Ricky Martin Fan Club website. By way of a Licence Agreement, dated March 14, 2000, between Ricky Martin Enterprises, Inc., as licensor, and Jesdan Entertainment Corp., as licensee, Ricky Martin Enterprises, Inc. agreed to license to Jesdan Entertainment the exclusive right to certain intellectual property to create and manage the Official Ricky Martin Fan Club and website. To March 31, 2002, no significant revenue was generated from the operation of this website. The License Agreement expired on March 14, 2002 and was extended until June 14, 2002. While an offer to renew was extended by Jesdan Entertainment to Entertainment Hosting, our company elected not to renew the contract as additional compensation was payable to Jesdan Entertainment for the renewal while little or no revenue was generated from the website and this relationship. As of June 14, 2002, Entertainment Hosting is currently inactive.

Substantially all of our revenues for the quarter ended March 31, 2002 consist of hosting fees and advertising sales generated by USe-Store and other referrals including clickthroughs from our equine-related clipclop.com website. Hosting revenue is derived from merchants or businesses using our website as well as receiving a small advertising fee to be in our online malls. Other revenue is recognized when customers pay a nominal hourly rate for special customizations or by paying additional hosting fees for upgraded website products. Our merchants can also pay for additional advertising and banner ad space.

Our equine division (clipclop.com) generated minimal operating revenue during the quarter ended March 31, 2002. Management has attempted to increase revenue through several strategic alliances and marketing efforts since assuming control last year. On June 10, 2002, after serious review and analysis of the current economic situation of clipclop.com, management entered into an agreement for the sale of all intellectual property of clipclop.com. Under the terms of the agreement, Worldwide Technologies, Inc. will receive $45,000 over the next seven months. Management has allocated the proceeds from the sale of clipclop.com to pay for our outstanding payables.

On May 31, 2002, the lease on the office space in Vancouver, British Columbia expired. Management did not renew the lease, and as such, closed the office. All the hosting equipment was moved to a co-location facility. A system administrator has been hired under contract on an hourly basis to maintain the hosting equipment. All current administrative and technical services are provided out of the Ventura county office of USe-Store, LLC.

The acquisition of USe-Store was accounted for using the purchase method of accounting. Because of the change in our business focus during 2001 in connection with this acquisition, our operating results have changed significantly in 2002. Additionally, while management believed that the enforcement proceedings taken by the State of California (see the section entitled Part II, Item 1 - Legal Proceedings below) would not have a material effect on the USe-Store revenue and growth, actual decreases in hosted customers and the inability to find new marketing avenues, exceeded management's expectations (See the section entitled RISK FACTORS below).

Our financial statements are stated in US dollars and are prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP") as required by securities laws in British Columbia and are reconciled to US generally accepted accounting principles ("US GAAP"). Canadian GAAP is followed for the purposes of the discussion below on the results of operations and capital resources. Readers are referred to Note 9 of our unaudited consolidated financial statements, included as part of this quarterly report on Form 10-QSB, for a description of the significant differences between Canadian GAAP and US GAAP and the impact on the results of operations and financial condition. Additionally, in August 2001 we obtained shareholder approval to consolidate our common shares on a seven-for-one basis. All references to common shares issued prior to the share consolidation in this discussion have been restated to reflect the share consolidation.

Results Of Operations

To date we are still in our infancy as a viable commercial entity and consequently our focus to this point has been on the corporate organization and acquisitions, product development, identification of market needs, branding and the development and implementation of an overall marketing program. To March 31, 2002, we have incurred regular operating losses and, prior to the acquisition of USe-Store, LLC, we had no significant source of revenue. USe-Store Worldwide, LLC, our operating subsidiary, acquired in June 2001, has also been named as a defendant in a lawsuit issued by the State of California against related parties in a business venture unrelated to that of USe-Store. (see Part II, Item 1 - Legal Proceedings below). As a result of this stipulated judgment and injunction obtained by the State of California, the Court has appointed a receiver to act as an agent of the Court. Among other responsibilities, the receiver has assumed full control of USe-Store and has exclusive custody over the assets of USe-Store. Management expects the receiver to be removed in  July 2002. Despite our expectations, there are no assurances that we can continue to generate or grow our revenues or that we will be able to generate further funds for our continued operations. Should we be unable to continue to generate sufficient revenues or generate further funds, our business, continued operations and future success may be adversely affected. Accordingly, our consolidated financial statements contain note disclosures describing the circumstances that lead there to be doubt over our ability to continue as a going concern. In their report on the audited consolidated financial statements for the year ended September 30, 2001, our independent auditors included an explanatory paragraph regarding our ability to continue as a going concern.

Quarter ended March 31, 2002 compared to the quarter ended March 31, 2001

We incurred a net loss of $364,774 for the 3-month period ended March 31, 2002 compared to a net loss of $82,007 for the 3-month period ended March 31, 2001. Discussion and analysis related to significant activities undertaken during the periods is set out below.

Revenues

Substantially all of our revenues are generated from hosting fees and advertising sales generated by USe-Store. Revenue for the quarter ended March 31, 2002 ("Quarter 2002") was $288,691, an increase of $280,400 over $8,291 recognized as revenue for the quarter ended March 31, 2001 ("Quarter 2001"). Substantially all of Quarter 2002 revenue pertains to hosting fees and advertising sales from USe-Store. Hosting revenue is derived from merchants or businesses using our website products as well as receiving a small advertising fee to be in our online malls. Other revenue is recognized when customers pay a nominal hourly rate for special customizations or by paying additional hosting fees for upgraded website products. Our merchants can also pay for additional advertising and banner ad space. The majority of our revenue is earned on a month-to-month basis. We expect that future revenue will decrease as a result of the sale of clipclop.com, the non-renewal of the Ricky Martin contract, and the decrease in hosted customers on USe-Store. Revenue generated from software licensing declined from $8,291 in Quarter 2001 to $Nil in Quarter 2002 as the software being licensed is no longer being upgraded and is considered out of date and obsolete by the industry.

Gross Profit

Gross profit for Quarter 2002 was $228,060, substantially all of which was generated from hosting fees and advertising sales from USe-Store. Gross profit for Quarter 2001 was $8,291 from the equine information division. Direct cost of revenues generated from hosting fees and advertising sales of $62,376 in Quarter 2002, approximately 22% of revenue, consists primarily of costs associated with customer support, site operations and administration related to the operation of USe-Store. The costs include compensation and commissions, employee and facilities cost for customer support and site operations personnel and internet service provider connectivity charges. The decline in our cost of revenue, and corresponding increase in gross profit, is in a large part due to the discontinuance of certain referral fees paid in the fiscal year 2001 amounting to 15-20% of our revenue. Cancellation of the agreement did not result in any termination penalty or costs to our company.

Advertising and promotion

Advertising expenses declined by $9,634 from $12,667 in Quarter 2001 to $3,033 in Quarter 2002. Sales and marketing expenses in Quarter 2001 included $Nil in connection with the acquisition and launch of the clipclop.com website as well as costs related to the website being declared the official equestrian site of the 2000 Sydney Olympic Games, held in the Fall of 2000.

Our sales and marketing expenses for website hosting business in Quarter 2002 are comprised primarily of commissions for our sales and marketing channels, advertising and other promotional costs, employee and facilities costs. Sales and marketing expenses in website hosting businesses are expected to increase only in proportion to increase in hosted customers.

Investor relations and website promotion

Investor relations and website promotion expenses increased by $5,218 from $5,752 in Quarter 2001 to $10,970 in Quarter 2002.

General and administrative

General and administrative expenses increased by $142,458 from $13,058 in Quarter 2001 to $155,516 in Quarter 2002 primarily due to acquisition of Use-store, LLC. Further, we issued 125,000 stock options in Quarter 2002 to compensate key management personnel and consultants for services rendered to date. Under Canadian generally accepted accounting principles (Canadian GAAP), no value is assigned to the options and warrants issued in connection with these agreements. Readers are referred to Note 11 of the consolidated interim financial statements to review the effect of valuing the warrants under United States generally accepted accounting principles (United States GAAP).

Professional fees

Professional fees increased by $76,013 from $13,053 in Quarter 2001 to $89,066 in Quarter 2002 substantially due to additional audit and review services as a result of our company no longer qualifying as a foreign private issuer under the Securities and Exchange Commission's rules and regulations. For example, our company was previously not required to file quarterly reports on form 10-QSB with the Securities and Exchange Commission. In addition, professional services previously performed in-house have now been out-sourced.

Website Maintenance and Software Research

Website maintenance and software research expenses increased by $9,386 from $40,988 in Quarter 2001 to $50,374 in Quarter 2002 primarily due to the refinement of the Official Ricky Martin website. We elected not to renew the agreement through which we operated the Official Ricky Martin website and accordingly, we have discontinued operation of that website.

Amortization of Goodwill

Goodwill amortization expense of $254,136 was recorded in Quarter 2002 as a result of  the acquisition in June 2001 of USe-store, LLC. This amount reflects a write down of goodwill to $10,000. Management believes this represents the accurate value of USe-Store at the current economic situation. The Canadian Institute of Chartered Accountants has released a new accounting pronouncement (similar to SFAS 142 in the United States), which will affect our future accounting for the goodwill recorded on this acquisition. New Section 3062 of the CICA Handbook requires the recognition of intangible assets at cost apart from goodwill. Any such intangible assets will be amortized over their estimated useful life except for intangible assets that are determined to have an indefinite useful life which are to be tested at least annually for impairment. New CICA Section 3062 also requires companies to cease amortization of goodwill but instead test goodwill for impairment at least annually. This section applies for our fiscal year commencing October 1, 2001. We have not yet assessed the impact on our financial statements of the adoption of these new requirements.

Liquidity And Capital Resources

Our principal capital requirements to date have been to fund the acquisition of our current businesses and the continued development of our products and marketing activities surrounding our products. Since inception, we have financed operations and acquisitions primarily with equity and expect to continue to do so to a significant degree as management does not foresee in the reasonable future, operating revenue being sufficient to cover overhead.

We incurred a net loss of $442,106 for the 6-month period ended March 31, 2002 compared to a net loss of $296,040 for the 6-month period ended March 31, 2001. Included in the 6-month period ended March 31, 2002 loss are expenses totalling $40,741 related to the issuance of stock compensation. Net cash used in operating activities was $22,398 in the 6-month period ended March 31, 2002 compared to net cash used in the 6-month period ended March 31, 2001 of $336,064.

There were no material investing activities for the 6-month periods ended March 31, 2002 and March 31, 2001.

Net cash provided by financing activities was $10,692 in the 6-month period ended March 31, 2002 compared to $Nil in the 6-month period ended March 31, 2001, all of which was generated through a small bank overdraft. Much of our financing in the 6-month period ended March 31, 2002 was done through the issuance of options and warrants and entering into agreements obligating our company to issue stock in connection with the investing and operating activities described above. In the 6-month period ended March 31, 2002, we entered into agreements requiring us to issue 603,704 shares of our common stock and 825,000 share purchase warrants. All the warrants have been issued and 203,704 shares of our common stock were issued in January 2002. We also granted 3,925,000 stock options to key management personnel and consultants during the period as compensation for services rendered in order to preserve cash flow. In our early stage of operations, we expect to use equity instruments to finance much of our business activity to allow recipients to participate in the growth of our company and to preserve cash for operational needs.

During the twelve months ended March 31, 2003, we expect to have to spend approximately $900,000 to operate our business. Of this amount, $132,000 is required for further website development and continued maintenance, $72,000 is required to enhance our marketing program and to continue to develop our brand name and $144,000 is required for an investor relations program. The remaining $552,000 is required to support general corporate expenses. We do not believe that existing cash and cash expected to be generated from operations will be sufficient to fund our operating activities, capital expenditures and other obligations for the foreseeable future. Management is currently exploring other options to support the required cashflow, including, but not limited to, the possible sale or liquidation of USe-Store, LLC. However, if during that period or thereafter we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business and continued operations will be adversely affected and these factors raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the September 30, 2001 audited financial statements, which form part of our annual report on Form 10-KSB filed on January 29, 2002.

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

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

WE ARE AN EARLY STAGE COMPANY AND HAVE NOT EARNED ANY SIGNIFICANT REVENUES SINCE THE IMPLEMENTATION OF OUR VARIOUS WEBSITES WHICH MAKES IT DIFFICULT TO EVALUATE WHETHER WE WILL OPERATE PROFITABLY.

We are an early stage company which is primarily involved in the operation of our websites, our Promark website, which markets our educational, personal computer-based software and our USe-Store website, which allows USe-Store's clients to list their websites in USe-Store's media advertised online. We are involved in a relatively new business, having launched our Promark websites initially on December 1, 1999 having acquired USe-Store's issued and outstanding memberships in June 2001, and Entertainment Hosting's issued and outstanding memberships in November 2001. As a result, we do not have a historical record of sales and revenues nor an established business track record from the operation of our business.

To March 31, 2002, we have incurred regular operating losses and, prior to the acquisition of USe-Store, LLC had no significant source of revenue. USe-Store Worldwide, LLC, our operating subsidiary acquired in June 2001 has also been named as a defendant in a judgment issued by the State of California against related parties in a business venture unrelated to that of USe-Store. (SEE Part II, Item 1 - Legal Proceedings below) As a result of this judgment, the Court has appointed a receiver to act as an agent of the Court. Among other responsibilities, the receiver has assumed full control of USe-Store and has exclusive custody over the assets of USe-Store. Management expects the Receiver to be removed in July 2002 and although we believe that the receivership has not had a material impact on the day-to-day operations of USe-Store, we believe it has had a significant impact on the revenues generated by USe-Store because of the decrease in the number of hosted customers.

Unanticipated problems, expenses and delays are frequently encountered in ramping up sales and launching new businesses. Our ability to successfully develop our website and to generate significant operating revenues will depend on our ability to successfully develop and maintain brand names for each of our websites and to attract new and maintain old users of our websites. Current opportunities do not appear as if they are going to successful.

Given our limited operating history, operating losses and other factors set out above, there can be no assurance that we will be able to achieve our goals and develop a sufficiently large user base of our websites to be profitable. It is management's intention not to continue to finance planned capital expansion and continued development in the e-marketplace and Internet website business. These factors raise substantial doubt about our company's ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the September 30, 2001 audited financial statements. The future of our company will depend upon our ability to obtain adequate financing and continuing support from stockholders and creditors and to achieve and maintain profitable operations. To the extent that we cannot achieve our plans and generate revenues that exceed expenses on a consistent basis and in a timely manner, our business, results of operations, financial condition and prospects would be materially adversely affected.

CURRENT REVENUE DOES NOT COVER CURRENT OPERATING EXPENSES

The current revenue of the company does not cover the current operating expenses and management does not foresee a change in the situation in the foreseeable future. Management does not intend on financing the deficit. Several opportunities are being explored to increase revenue or decrease costs. Operations in Canada have been terminated as of May 31, 2002. If none of managements opportunities come to fruition, the sale or termination of operations may occur.

USe-Store, LLC is the only operating entity remaining in Worldwide Technologies, Inc. As such, the termination of this operation would cause the inactivity of Worldwide Technologies, Inc. from an operating entity standpoint.

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

OUR SUCCESS IS DEPENDENT UPON THE ACCEPTANCE OF OUR COMPANY, OUR WEBSITES AND OUR BUSINESSES

Our success is dependent upon achieving significant market acceptance of our company and our websites, products and services. We cannot guarantee that users will accept our websites, or even the Internet, as a replacement for educational software and shopping. Market acceptance of our websites depends upon continued growth in the use of the Internet generally and, in particular, as a source of educational software and online shopping. The Internet may not prove to be a viable channel for these services. Failure to achieve and maintain market acceptance of our websites would seriously harm our business.

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

Our performance is substantially dependent on the expertise of Jonathan Severn, our President, CEO and one of our directors, and other key management personnel, and our ability to continue to hire and retain such personnel. Mr. Severn spends approximately 40% of his working time on our company. It may be difficult to find sufficiently qualified individuals to replace Mr. Severn or other key management personnel if we were to lose any one or more of them. Accordingly, the loss of Jonathan Severn or any of our key management personnel could have a material adverse effect on our business, development, financial condition, and operating results.

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

SINCE OUR SHARES ARE THINLY TRADED, AND TRADING ON THE OTC BULLETIN BOARD MAY BE SPORADIC BECAUSE IT IS NOT AN EXCHANGE, STOCKHOLDERS MAY HAVE DIFFICULTY RESELLING THEIR SHARES.

Our common stock is quoted on the OTC Bulletin Board and is thinly traded. In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects. In addition, the OTC Bulletin Board is not an exchange and, because trading of the securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on an exchange like the Nasdaq SmallCap or the Nasdaq National Market System, shareholders may have difficulty reselling any of the shares they own.

IF PLANS TO PHASE-OUT THE OTC BULLETIN BOARD ARE IMPLEMENTED, WE MAY NOT QUALIFY FOR LISTING ON THE PROPOSED BULLETIN BOARD EXCHANGE OR ANY OTHER MARKETPLACE, IN WHICH EVENT INVESTORS MAY HAVE DIFFICULTY BUYING AND SELLING OUR SECURITIES.

We understand that in 2003, subject to approval of the Securities and Exchange Commission, the NASDAQ Stock Market intends to phase-out the OTC Bulletin Board, and replace it with the "Bulletin Board Exchange" or "BBX". As proposed, the BBX will include an electronic trading system to allow order negotiation and automatic execution. The NASDAQ Stock Market has indicated its belief that the BBX will bring increased speed and reliability to trade execution, as well as improve the overall transparency of the marketplace. Specific criteria for listing on the BBX have not yet been finalized, and the BBX may provide for listing criteria which we do not meet. If the OTC Bulletin Board is phased-out and we do not meet the criteria established by the BBX, there may be no market on which our securities may be included. In that event, shareholders may have difficulty reselling any of the shares they own.

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

OUR WHOLLY-OWNED SUBSIDIARY, PROMARK SOFTWARE WORLDWIDE, INC. OPERATES IN A VERY COMPETITIVE MARKETPLACE

The educational and consumer software industry in which we operate is very competitive. In the consumer market, our products compete against a large number of companies of varying sizes and resources. There are an increasing number of competitive products offered by a growing number of companies.

Increased competition in the consumer market for multimedia educational software has resulted in a reduction in sales of products incorporating our technology, or additional price competition, any of which could have a material adverse effect on our operating results. Existing competitors may continue to broaden their product lines, and potential competitors, including larger computer or software manufacturers, entertainment companies and educational publishers, may enter or increase their focus on the educational software market, resulting in greater competition for us. As of May 31, 2002, our software products are no longer being upgraded and are considered out-of-date and obsolete by the industry. Unless we expend substantial funds upgrading our software products in the near future, we will not generate any revenues in the future as sales of our software products have ceased.

OUR WHOLLY OWNED SUBSIDIARY, USE-STORE WORLDWIDE, LLC, OPERATES IN AN INCREASINGLY COMPETITIVE MARKETPLACE.

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

On December 27, 2001, a stipulated final judgement and permanent injunction was filed in the Superior Court of California, County of Ventura whereby the Defendants agreed, among other things, to comply with California law relating to unfair competition, false advertising, endless chain schemes, seller assisted marketing plans and consumer protection statutes. The Defendants were also required to pay the State of California the sum of $250,000 with $80,000 due immediately (which has been paid) and the balance payable in monthly instalments starting on January 20, 2002 (the first payment having been made) until fully paid on June 20, 2002. As of June 30, 2002, all payments required under the judgement were paid on a timely basis. Although USe-Store Worldwide LLC is joint and severally liable for payment of the judgement, the other Defendants have agreed to be responsible in making the said payments. Additional terms of the injunction included, among others, the following:

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

USe-Store Worldwide LLC shall remain under receivership and the compliance monitor for a period of not less than 180 days from December 27, 2001. As of July 9, 2002, the receiver is still in place and management believes that the receiver will remove himself as of the end of July, 2002. At any time thereafter, the receiver may bring an application to the court to terminate the receivership and compliance monitor upon showing regular proof, consistent compliance by the Defendants with the order and the implementation of appropriate controls and preventative measures to effect ongoing compliance. In absence of such a motion, the receivership and compliance monitor will remain in place indefinitely. Management expects the receivership to be terminated upon payment of the final penalty instalment in July 2002 and does not expect USe-Store Worldwide LLC to absorb any portion of the costs and penalties set out in the stipulated judgement.

We entered into a Promotion Agreement, dated January 8, 2001, with Action Stocks, Inc. in order to promote ourselves on the Action Stocks Website. Pursuant to the terms of the Promotion Agreement, we agreed to issue "unrestricted stock" to Action Stocks. For US purposes, we could only issue restricted stock to Action Stocks; however, as we are considered to be a BC Issuer and there is no exemption under the BC Securities Act that allows for issuance of stock to a consultant who provides investor relation services, we could not legally issue stock to Action Stocks. Action Stocks demanded payment of US$7,000 for services performed under the Promotion Agreement, otherwise it would initiate arbitration proceedings. A settlement was reached in the amount of US$5,000 and we agreed to pay instalments of US$2,500 on November 15, 2001 and December 15, 2001. We have not made either of the payments and Actions Stocks has threatened to commence an action to collect the amounts owing.

Item 2. Changes in Securities.

Recent Sales of Unregistered Shares

We did not issue any shares from treasury during the quarter ended March 31, 2002.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On March 27, 2002, we held an Annual and Extraordinary General Meeting of our shareholders. The following matters were voted on and approved by a quorum of our shareholders:

1. the number of directors of our company be set at three (3) (5,906,717 votes in favor, 8,595 votes against and 13,188 votes abstained);

2. the directors be:

Jonathan Severn (5,921,161 votes in favor, nil votes against, 992 votes withheld and 6,347 votes abstained);

Aric Gastwirth (5,845,309 votes in favor, nil votes against, 76,844 votes withheld and 6,347 votes abstained);

Gregg Schlender (5,866,344 votes in favor, nil votes against, 55,809 votes withheld and 6,347 votes abstained);

3. appointment of BDO Dunwoody, LLP as our auditors for the upcoming fiscal year (5,912,626 votes in favor, 3,706 votes against and 12,168 votes abstained);

4. continuance of our company's incorporating jurisdiction from British Columbia to the Yukon Territory (3,249,207 votes in favor, 15,504 votes against, 14,671 votes abstained and 2,649,118 shares not voted);

5. the authorized capital of our company was then increased to 100,000,000 common shares without par value; and

6. the Memorandum of our company was altered by changing the name of our company from "clipclop.com Enterprises Inc." to "Worldwide Technologies Inc.".

Item 5. Other Information.

On January 21, 2002, Jerry Bohn resigned from his positions as our Secretary and Vice President - Marketing.

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

We did not file any Current Reports on Form 8-K during the quarter ended March 31, 2002.

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

WORLDWIDE TECHNOLOGIES INC.

By: /s/ Jonathan Severn
Jonathan Severn, President, CEO and Director
Date: July 9, 2002

By: /s/ Aric Gastwirth
Aric Gastwirth, Chief Financial Officer, Director
Date: July 8, 2002

By: /s/ Gregg Schlender
Gregg Schlender, Secretary and Vice President Sales, Director
Date: July 9, 2002