Form 10QSB
period 2002-06-30
WORLDWIDE TECHNOLOGIES INC
filed 2002-08-21
CIK 886184

This Form 10-QSB Quarterly Report is the subject of a Form 12b-25

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2002

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

8,500,597 common shares issued and outstanding as at August 1, 2002

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

It is the opinion of management that the consolidated interim financial statements for the quarter ended June 30, 2002 include all adjustments necessary in order to ensure that the consolidated financial statements are not misleading.

Ventura County, California
Date: August 19, 2002

/s/ Jonathan Severn
Director of Worldwide Technologies Inc.

Worldwide Technologies Inc.
(formerly Clipclop.com Enterprises Inc.)
Consolidated Interim Financial Statements
For the nine-month periods ended June 30, 2002
and 2001

Unaudited - Expressed in US Dollars)
Contents
Consolidated Interim Financial Statements
Balance Sheets
Statements of Operations
Statements of Changes in Stockholders' Equity
Statements of Cash Flows
Notes to the Financial Statements

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Consolidated Interim Balance Sheets (Expressed in US Dollars)
		June 30 2002	September 30 2001
Assets		(Unaudited)
Current
Cash		$-	$10,051
Receivables		48,858	80,110
Prepaid expenses		5,557	-
Total current assets		54,415	90,161
Property and equipment		27,080	44,778
Goodwill (Note 2)		9,400	279,087
Total Assets		$90,895	$414,026
Liabilities and Stockholders' Equity (Capital Deficit)
Liabilities
Current
Bank overdraft		$5,067	$-
Accounts payable		130,852	137,520
Accrued liabilities		135,256	25,364
Total current liabilities		271,175	162,884
Stockholders' Equity (Capital Deficit)
Share Capital (Note 3)
Authorized
100,000,000	Common shares, no par value
Issued
8,500,597	Common shares
	(8,296,893 - September 30, 2001)	12,676,070	12,635,329
Contributed surplus		118,513	118,513
	June 30 2002	September 30 2001

Cumulative translation adjustment	(137,188)	(137,188)
Accumulated deficit	(12,837,675)	(12,365,512)
Total stockholders' equity (capital deficit)	(180,280)	251,142
Total Liabilities and Stockholders' Equity (Capital Deficit)	$90,895	$414,026
Approved by the Board of Directors:
/s/ signed	/s/ signed
Director	Director
The accompanying notes are an integral part of these consolidated financial statements

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Consolidated Interim Statements of Operations (Unaudited - Expressed in US dollars)
	Three-month periods ended June 30		Nine-month periods ended June 30
	2002	2001	2002	2001
Revenue
Website hosting and advertising	$194,382	$80,764	$845,101	$97,870
Cost of revenue	18,960	57,823	324,816	57,823
Gross profit	175,422	22,941	520,285	40,047
Expenses
Advertising and promotion	-	3,310	9,333	89,562
Depreciation	2,949	6,344	34,174	19,301
General and administrative (Note 5)	99,227	20,990	335,541	62,971
Investor relations and website promotion	1,247	15,509	24,217	36,763
Professional and consulting fees	84,903	17,228	206,106	33,362
Website maintenance and software research (Note 6)	21,880	37,208	119,243	177,843
	210,206	100,589	728,614	419,802
Loss from operations	(34,784)	(77,648)	(208,329)	(379,755)
Other income
Interest and other	5,327	575	5,853	5,684
Loss before amortization of goodwill	(29,457)	(77,073)	(202,476)	(374,071)
Amortization of goodwill (Note 2)	(600)	(4,984)	(30,502)	(4,984)
Write-down of goodwill (Note 2)	-	-	(239,185)	-
Net loss for the period	$(30,057)	$(82,057)	$(472,163)	$(379,055)
Loss per share
basic and diluted	$(0.004)	$(0.013)	$(0.056)	$(0.063)
Weighted average common shares
Outstanding	8,500,597	6,413,015	8,421,379	6,019,121
The accompanying notes are an integral part of these consolidated interim financial statements.
Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Consolidated Interim Statements of Changes in Stockholders' Equity (Capital Deficit) (Unaudited - Expressed in US Dollars)
For the period ended June 30, 2002
	Share Capital
	Shares	Amount	Contributed Surplus	Cumulative Translation Adjustment	Accumulated Deficit	Total Shareholders' Equity (Capital Deficit)
Balance, October 1, 2000	5,822,174	$12,149,809	$118,513	$(128,038)	$(11,777,241)	$363,043
Shares issued for:
Exercise of stock options	161,430	110,520	-	-	-	110,520
Finders' fees	170,432	-	-	-	-	-
Acquisition of subsidiary (Note 2)	2,142,857	375,000	-	-	-	375,000
Net loss	-	-	-	-	(588,271)	(588,271)
Currency translation adjustment	-	-	-	(9,150)	-	(9,150)
Balance, September 30, 2001	8,296,893	12,635,329	118,513	(137,188)	(12,365,512)	251,142
Shares issued for consulting fees (Note 3)	203,704	40,741	-	-	-	40,741
Net loss	-	-	-	-	(472,163)	(472,163)
Balance, June 30, 2002 (Unaudited)	8,500,597	$12,676,070	$118,513	$(137,188)	$(12,837,675)	$(180,280)
The accompanying notes are an integral part of these consolidated financial statements.

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Consolidated Interim Statements of Cash Flows (Unaudited - Expressed in US Dollars)
		Three Month Periods Ended June 30			Nine-Month Periods Ended June 30
		2002		2001		2002		2001
Cash provided by (used in)
Operating activities
Net loss for the period		$(30,057)		$(82,057)		$(472,163)		$(378,097
Items not involving cash
Depreciation and amortization		3,549		11,328		64,676		24,222
Write-down of goodwill		-		-		239,185		-
Gain on sales of assets		(2,662)		-		(2,661)		-
Consulting services paid by shares		-		-		40,741		-
Net change in non-cash working capital items:
Receivables		14,683		(11,502)		32,439		7,591
Prepaid expenses		5,555		-		(5,557)		-
Accounts payable and accrued liabilities		4,221		20910		76,232		(51,101)
		(4,711)		(61,321)		(27,109)		(397,385)
Financing activities
Bank overdraft Proceeds from issuance of shares		(5,625) - (5,625)		- 110,520 110,520		5,067 - 5,067		- 110,520 110,520
Investing activity
Cash acquired on acquisition of subsidiary Net Proceeds from sales of assets		- 11,186 11,186		2,402 - - 2,402		456 11,186 - 11,642		2,402 - 2,402
Increase (decrease) in cash		850		51,601		(10,400)		(284,463)
Translation adjustments		(850)		(54,602)		(349)		(61,880)
Cash, beginning of period		-		10,543		10,051		353,885
Cash, end of period		$-		$7,542		$-		$7,542
Supplementary information:
Accrued consulting fees paid by shares Issuance of common stock for acquisition of subsidiary	$ $	- -	$ $	- 375,000	$ $	40,741 -	$ $	- 375,000
The accompanying notes are an integral part of these consolidated interim financial statements.
Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Interim Financial Statements (Unaudited - Expressed in US Dollars)
June 30, 2002 and 2001
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

The Company was incorporated in British Columbia, Canada on August 9, 1984 and since 2000 has been in the business of developing and marketing "clipclop.com", an equine information Internet website which was opened to the public on December 1, 1999. The Internet website serviced the North American equestrian market and the Company generates revenue from advertising and virtual mall hosting services. In June 2002, the website was sold for gross proceeds of $45,000 (Note 11). Following the acquisition of USe-Store, LLC ("USe-Store" a California limited liability company) on June 8, 2001, on November 28, 2001, the Company acquired Entertainment Hosting & Merchandising, LLC (a California limited liability company licensed to sell entertainment industry merchandise. The license expired in June 2002). The Company is now also solely involved in website hosting and the operation of an online shopping mall.

These consolidated financial statements are stated in US dollars and have been prepared on a going concern basis in accordance with Canadian generally accepted accounting principles, which contemplates the realization of assets and the liquidation of liabilities and commitments in the ordinary course of business. The Company has incurred operating losses in each of the last two fiscal years and the current quarter and has an accumulated deficit of $12,837,675 at June 30, 2002. Additionally, USe-Store, the Company's operating subsidiary acquired in June 2001 has been named as a defendant in a judgment issued by the State of California against related parties in a business venture unrelated to that of USe-Store (Note 10). As a result of this judgment, the Court has appointed a Receiver to act as an agent of the Court. Among other responsibilities, the Receiver assumed full control of USe-Store and has exclusive custody over the assets of USe-Store. To date the defendants have paid the full sum of the penalty and have applied for the removal of the Receiver. Management expects the Receiver to be removed in August 2002, but asserts that while the receivership has not had a material impact on the day-to-day operations of USe-Store, the judgment has had a major impact on the customer base. Should cash flow from existing operations not be sufficient to sustain operations for the next year, the Company has not established a plan to raise debt and equity capital as needed on a private placement basis to finance the operating and capital requirements of the Company. The Company cannot continue its capital expansion and continued development in the e-marketplace and Internet website business without adequate financing being arranged. These factors raise doubt about the Company's ability to continue as a going concern.

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Interim Financial Statements (Unaudited - Expressed in US Dollars)
June 30, 2002 and 2001
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

Concurrent with the closing of this acquisition, Entertainment Hosting secured the world-wide rights to the proceeds and revenues derived from the sale of memberships and products for the Official Ricky Martin Fan Club website. By way of a License Agreement dated March 14, 2000, Ricky Martin Enterprises, Inc. granted a license to the vendor for the exclusive right to certain intellectual property to create and manage the Official Ricky Martin Fan Club and website. Pursuant to an Assignment of Proceeds Agreement dated November 28, 2001 with the original licensee ("the Assignor"), Entertainment Hosting obtained the Assignor's entire right to the proceeds and revenue derived from the sale of any Ricky Martin Fan Club merchandise and memberships on the Ricky Martin website in exchange for, among other things:

-

the issuance of 125,000 fully vested, non-forfeitable shares of the Company's common stock having a value of $25,000 (based upon the trading price of the Company's common stock on the agreement date) to the assignor. This amount was accrued and initially capitalized as the cost of the license and written off in the period ended March 31, 2002 in conjunction with the license expiry.

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
June 30, 2002 and 2001
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

The license authorized the Company to create, design, produce, manufacture and sell merchandise containing intellectual property of Ricky Martin for a period expiring on March 14, 2002. The assignor was required to make certain payments under the terms of the agreement amounting to approximately 30% of revenue generated from the agreement. In March 2002, the license expired without renewal and the agreement was terminated.

		During the nine-month period ended June 30, 2002, the license has been fully amortized.
		The transaction to acquire Entertainment Hosting was accounted for using the purchase method of accounting and was recorded as follows:
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
June 30, 2002 and 2001
2.	Acquisitions - Continued

The transaction was accounted for using the purchase method of accounting and was recorded as follows: The operations of Use-Store, LLC are included in the 2001 and 2002 consolidated financial statements from June 8, 2001 (date of acquisition) to June 30, 2002.

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

Goodwill amortization of $30,502 (2001 - $4,984) based on an estimated useful life of five years was recorded in the nine months ended June 30, 2002. At March 31, 2002, the Company wrote down $239,185 of goodwill due to the continuing losses from operations and concern regarding the future viability of the Company. The goodwill was written down to $10,000 representing the estimated fair value of the goodwill at that date. Goodwill is continuing to be amortized over the remaining estimated useful life of approximately four years. Amortization expense of $600 was recorded in the three-month period ended June 30, 2002 leaving a net book value at June 30, 2002 of $9,400 (September 30, 2001 - $279,087).

	Pro-forma information assuming the acquisitions occurred on October 1, 2000 is as follows:
		For the Nine-Month Periods Ended June 30
		2002	2001
	Revenue	$845,101	$296,198
	Loss for the period	$(472,163)	$(288,127)
	Loss per share	$(0.06)	$(0.05)

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Interim Financial Statements (Unaudited - Expressed in US Dollars)
June 30, 2002 and 2001
3.	Share Capital

On August 14, 2001, the Company consolidated its common shares on a seven to one basis. All references in these financial statements to the number of shares are stated on a post-consolidation basis. Per share amounts have been restated for the share consolidation.

On January 9, 2002, the Company issued an aggregate of 203,704 common shares at $0.20 per share for a total value of $40,741 based upon the trading price of the Company's common stock on the date of agreement of which 92,593 shares were issued to a consultant pursuant to the Assignment of Proceeds Agreement dated November 28, 2001 for an aggregate value of $18,519 as compensation for the position of Senior Vice-President New Talent (Note 2). The remaining 111,111 shares were issued to another consultant pursuant to the consulting agreement for an aggregate value of $22,222, which is amortized over the service period, of which $16,665 is expensed in the nine-month period ended June 30, 2002.

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
June 30, 2002 and 2001
4.	Stock Options and Warrants - Continued
	The following table summarizes the number of common shares, options granted and the weighted average exercise price thereof:
				Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value of Options Granted
	Number of options outstanding, October 1, 2000			439,033	$1.68
	Granted			800,000	$0.41	$0.25
	Exercised			(161,430)	$0.68
	Cancelled			(87,603)	$1.21
	Number of options outstanding, September 30, 2001			990,000	$0.96
	Granted			3,925,000	$0.18	$0.01
	Cancelled and expired			(1,067,858)	$0.47
	Number of options outstanding, June 30, 2002			3,847,142	$0.24
	Number of options exercisable, June 30, 2002			2,287,142	$0.29
	Number of options exercisable, September 30, 2001			632,857	$0.75

Of the options granted during the nine-month period ended June 30, 2002, 1,935,000 were vested immediately on the grant date and 30,000 were vested on June 18, 2002. 1,960,000 will vest on various dates from October 18, 2002 to February 18, 2003.

All options granted during the year ended September 30, 2001 were immediately exercisable except for 714,286 options granted in fiscal 2001 which vested 50% on the grant date with the remaining 50% vested on January 1, 2002.

	Stock options outstanding at June 30, 2002 are summarized as follows:
	Outstanding				Exercisable
	Range of Exercise Prices	Number of Options	Weighted Average Months Remaining To Expiry	Weighted Average Exercise Price	Number of Options	Average Exercise Price
	$0.13 - $0.18	3,125,000	112.1	$0.18	1,565,000	$0.18
	$0.35	585,714	105.7	$0.35	585,714	$0.35
	$0.67 - $1.75	114,999	70.7	$1.05	114,999	$1.05
	$1.89 - $5.32	21,429	11.5	$2.57	21,429	$2.57
		3,847,142			2,287,142

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Interim Financial Statements (Unaudited - Expressed in US Dollars)
June 30, 2002 and 2001
4.	Stock Options and Warrants - Continued
b)	Warrants
	A summary of the changes in share purchase warrants from October 1, 2000 to June 30, 2002 was as follows:
			Number of Warrants	Weighted Average Exercise Price
	Outstanding, October 1, 2000		1,004,686	$1.94
	Expired		(161,615)	$1.33
	Outstanding, September 30, 2001		843,071	$2.03
	Granted (Notes 2 and 9)		825,000	$0.42
	Outstanding, June 30, 2002		1,668,071	$1.25
	All warrants outstanding at June 30, 2002 were exercisable and are summarized as follows:
	Range of Exercise Prices	Number of Warrants	Weighted Average Months Remaining to Expiry Date	Weighted Average Exercise Price
	$0.18 - $0.36	481,250	52	$0.23
	$0.50 - $1.00	343,750	52	$0.70
	$1.75	535,928	4	$1.75
	$2.73	307,143	10	$2.73
		1,668,071

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Interim Financial Statements (Unaudited - Expressed in US Dollars)
June 30, 2002 and 2001
5.	General and Administrative Expenses
		For the nine-Month Periods Ended June 30
		2002	2001
	Bank charges	$25,849	$3,284
	Courier	3,460	4,877
	Filing fees	12,445	6,825
	Insurance	16,323	2,385
	Office and miscellaneous	13,725	13,220
	Rent	36,484	11,234
	Salaries	196,846	-
	Telephone	18,061	9,494
	Travel	4,772	9,339
	Vehicle	7,576	2,313
		$335,541	$62,971

6.	Website Maintenance and Software Research Expenses
		For the Nine-Month Periods Ended June 30
		2002	2001
	Consulting	$56,240	$77,197
	Salaries	30,194	98,460
	Research services	28,555	-
	Other	4,254	2,186
		$119,243	$177,843

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Interim Financial Statements (Unaudited - Expressed in US Dollars)
June 30, 2002 and 2001
7.	Segmented Information

With the acquisition of USe-Store, LLC and Entertainment Hosting and Merchandising, LLC, the Company operates in two segments: equine related information and software licensing (Canada) and the operation of an online mall and entertainment merchandising (United States) based on a subsidiary location. Entertainment Hosting was inactive during the quarter ended June 30, 2002. The significant accounting policies for the segments are the same as those described in the Summary of Significant Accounting Policies to September 30, 2001 consolidated financial statements. Information on the Company's segments is as disclosed below.

		For the Nine-Month Periods Ended June 30
		2002	2001
	Revenues
	United States	$838,832	$79,058
	Canada	298,799	52,032
		1,137,631	131,090
	Less: intersegment revenue to Canada	(292,530)	33,220
		$845,101	$97,870
	Loss from operations
	United States	$(187,938)	$(14,337)
	Canada	(20,391)	(365,418)
		(208,329)	(379,755)
	Interest and other income	5,853	5,684
	Write-down of goodwill	(239,185)	-
	Amortization of goodwill	(30,502)	(4,984)
	Net loss for the period	$(472,163)	$(379,055)

	Capital expenditures
	United States	$25,000	$-

June 30, 2002 and 2001
7.	Segmented Information - continued
		June 30 2002	September 30 2001
	Total assets
	United States	$46,203	$82,987
	Canada	44,692	331,039
		$90,895	$414,026
	Property and equipment
	Canada	$27,080	$44,778

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Interim Financial Statements (Unaudited - Expressed in US Dollars)
June 30, 2002 and 2001
8.	Related Party Transactions
Related party transactions not disclosed elsewhere in these financial statements are as follows:
a)

During the nine-month period ended June 30, 2002, $182,238 (2001 - $Nil) was paid to a company controlled by a common director for client referral services and administration fees. Such amounts are presented in these financial statements as costs of revenue.

	b)	During the nine-month period ended June 30, 2002, $25,132 (2001 - $Nil) was paid to a director and his company as compensation for management services.
	c)	An amount of $46,432 is due to companies controlled by directors at June 30, 2002 (2001 - $Nil).
Except as otherwise noted, these transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.
9.	Commitments
During the nine-month period ended June 30, 2002, the Company entered into various additional short-term cancelable consulting agreements. Aggregate consideration under these agreements includes:
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
June 30, 2002 and 2001
10.	Contingent Liability - continued

On December 27, 2001, a Stipulated Final Judgment and Permanent Injunction was filed between the Defendants and the State of California whereby the Defendants agreed, among other things, to comply with California law relating to unfair competition, false advertising, endless chain schemes, seller assisted marketing plans and consumer protection statutes. The Defendants were also required to pay the State the sum of $250,000 with $80,000 due immediately and the balance payable in monthly installments starting on January 20, 2002 until fully paid in June 2002. All installments were paid. The Defendants have begun the process of removing the receivership. The Defendants were also responsible for paying to the State any amounts recovered on claims against another company. USe-Store is jointly and severally liable in relation to the terms of the judgment. Additional terms of the injunction included the following:

	-	the Receiver will continue to act with the full power in accordance with the terms of the Temporary Restraining Order, with his fees to be paid by the Defendants;
	-	the Receiver must approve all payments of greater than $50,000;
	-	control of USe-Store cannot change hands during the period of receivership;
-

a compliance monitor was appointed by the State of California to enforce terms of the injunction, for a fee not exceeding $6,500 per month. As of June 30, 2002, the compliance monitor position was terminated;

-

the Defendants were required to provide the compliance monitor with $10,000 constituting a "compliance fund" for the compliance monitor to issue refunds on seller assisted marketing plan purchases made after November 14, 2001 and to replenish the fund, if necessary. As of June 30, 2002, the bank account has been closed and the excess has been returned to the Company.

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

Management expects the receivership to be terminated upon payment of the final penalty installment in August 2002 and does not expect USe-Store to absorb any portion of the costs and penalties set out in the stipulated judgment. All installments have been paid by the Defendants. No amounts have been recognized in these financial statements in connection with this matter. The Defendants have applied for the removal of the Receiver. At the date of these financial statements the ultimate outcome of this uncertainty regarding USe-Store is indeterminable. Losses to the Company, if any, will be recorded in the period they become probable. As of June 30, 2002, all payments have been made by the other defendants.

11.	Disposal of Assets

In June 2002, the Company sold the clipclop.com website for gross proceeds of $45,000. The terms of the agreement required a $10,000 downpayment (which the Company received) and the balance to be paid in seven equal monthly installments. The carrying value of the disposed assets on the balance sheet is $Nil and income is being recognized as the installments are received. For the nine-month period ended June 30, 2002, income of $10,000 has been recognized.

12.	United States Generally Accepted Accounting Principles

The consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP") which, in the case of the Company, conform in all material respects with those of the United States ("US GAAP") and with the requirements of the Securities and Exchange Commission ("SEC"), except as follows:

	a)	Under Canadian GAAP, no compensation expense was recorded on granting of stock options and warrants to consultants during the nine-month periods ended June 30, 2002 and 2001

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

		Assumptions	2002
		Risk-free interest rate	4.84%
		Dividend yield	Nil
		Volatility factor of the expected market price of the
		Company's common shares	100%
		Weighted average expected life of the options (months)	60
		In respect of 3,000,000 stock options issued to non-employees during the nine months ended June 30, 2002, $7,315 (2001 - $Nil) of compensation expense was recorded under SFAS No. 123.
		The weighted average fair value of stock options granted to non-employees during the nine months ended June 30, 2002 was $0.002 (2001 -$Nil) per option.

In respect of warrants, $48,508 (2001 - $Nil) was recorded as compensation expense in accordance with US GAAP and an additional $10,319 would be recorded as additional cost of the license acquired in November 2001 which was fully amortized during the nine-month period ended June 30, 2002. The weighted average fair value of warrants granted during the nine-months ended June 30, 2002 was $0.13 (2001 - $Nil).

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Interim Financial Statements (Unaudited - Expressed in US Dollars)
June 30, 2002 and 2001
12.	United States Generally Accepted Accounting Principles - Continued
b)

Under Canadian GAAP, the value assigned to the common shares of the Company issued in June 2001 in connection with the acquisition of USe-Store, LLC was $375,000 based upon the discounted trading value of the Company's common stock at the date of acquisition. Under US GAAP, no discount to the quoted market price of the Company's common shares issued on acquisition would be permitted. Under US GAAP additional goodwill of $375,000 would be recorded and amortized over its useful life. Additional amortization of $37,500 (2001 - $6,250) would be recorded in the nine-months ended June 30, 2002 in accordance with US GAAP. The amount for the write-off of goodwill at March 31, 2002 under US GAAP would be $551,685 (2001 - $Nil). Subsequent to write-down, amortization expense of goodwill under Canadian GAAP equals US GAAP.

c)

Under Canadian GAAP, the Company charged to expense in 2000 the cost of acquiring from a director the clipclop.com internet website and certain intellectual property and intangible assets due to concern over the recoverability of the acquired assets. Included in the cost was $866,750 being the value assigned to the Company's common stock based on the trading price on the acquisition date. Under US GAAP, such a transaction would be recorded using the carryover basis whereby the cash payment of $3,467 would be recorded as a distribution against the Company's contributed capital and the value assigned to the common stock would be $Nil. Share capital under US GAAP would be $12,184,320 at and June 30, 2002 (September 30, 2001 - $12,143,579).

d)

US GAAP requires the Company to present comprehensive income in accordance with SFAS No. 130, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income comprises net income (loss) and all charges to stockholders' equity except those resulting from investments by owners and distribution to owners.

e)

Under Canadian GAAP, the Company is permitted to present goodwill amortization as a separate line item below the loss from operations. Under US GAAP, goodwill amortization is presented as an operating expense. The effect of different classifications would be to increase the Company's loss from operations (before considering other US-Canadian GAAP differences above) for the nine months ended June 30, 2002 from $202,476 (2001 - $374,071) under Canadian GAAP to $232,978 (2001 - $379,055) under US GAAP.

Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Interim Financial Statements (Unaudited - Expressed in US Dollars)
June 30, 2002 and 2001
12.	United States Generally Accepted Accounting Principles - Continued
	The impact of these differences is summarized as follows:
		For the Nine-Month Periods Ended June 30
		2002	2001
	Net loss per Canadian GAAP	$(472,163)	$(379,055)
	Stock option compensation (a)	(7,315)	-
	Warrant compensation (a)	(48,508)	-
	Amortization of license (a)	(10,319)	-
	Amortization of goodwill (b)	(37,500)	(6,250)
	Additional write-down of goodwill (b)	(312,500)	-
	Net loss per US GAAP	$(888,305)	$(385,305)
	Loss per share in accordance with
	US GAAP	$(0.11)	$(0.06)
	The components of comprehensive loss are as follows:
		Nine Months Ended June 30
		2002	2001
	Net loss in accordance with US GAAP	$(888,305)	$(385,305)
	Currency translation adjustment	-	6,352
	Comprehensive loss (d)	$(888,305)	$(378,953)
	The impact of the above-noted differences have no impact on total stockholders' equity (capital deficit).
Worldwide Technologies Inc. (formerly Clipclop.com Enterprises Inc.) Notes to the Consolidated Interim Financial Statements (Unaudited - Expressed in US Dollars)
June 30, 2002 and 2001
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

Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections: ("SFAS 145") becomes effective for the Company in July 2002. The adoption of SFAS 145 will require that losses on early extinguishment of debt be included in continuing operations rather than as an extraordinary item.

Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

The Company is currently reviewing SFAS 145 and 146 to determine the impact upon adoption.

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

Shortly after closing of the acquisition, Entertainment Hosting finalized a contract pursuant to which it secured the worldwide rights to the proceeds and revenues derived from the sale of memberships and products for the official Ricky Martin Fan Club website. By way of a License Agreement, dated March 14, 2000, between Ricky Martin Enterprises, Inc., as licensor, and Jesdan Entertainment Corp., as licensee, Ricky Martin Enterprises, Inc. agreed to license to Jesdan Entertainment the exclusive right to certain intellectual property to create and manage the Official Ricky Martin Fan Club and website. To June 30, 2002, no significant revenue was generated from the operation of this website. The License Agreement expired on March 14, 2002 and was extended until June 14, 2002. While an offer to renew was extended by Jesdan Entertainment to Entertainment Hosting, our company elected not to renew the contract as additional compensation was payable to Jesdan Entertainment for the renewal while little or no revenue was generated from the website and this relationship. As of June 14, 2002, Entertainment Hosting is currently inactive.

Substantially all of our revenues for the quarter ended June 30, 2002 consist of hosting fees and advertising sales generated by USe-Store and other referrals including click-throughs from our equine-related clipclop.com website. Hosting revenue is derived from merchants or businesses using our website as well as receiving a small advertising fee to be in our online malls. Other revenue is recognized when customers pay a nominal hourly rate for special customizations or by paying additional hosting fees for upgraded website products. Our merchants can also pay for additional advertising and banner ad space.

Our equine division (clipclop.com) generated minimal operating revenue during the nine-month period ended June 30, 2002. Management has attempted to increase revenue through several strategic alliances and marketing efforts since assuming control last year. On June 10, 2002, after serious review and analysis of the current economic situation of clipclop.com, management entered into an agreement for the sale of all intellectual property of clipclop.com. Under the terms of the agreement, Worldwide Technologies, Inc. will receive $45,000 over the next seven months. Management has allocated the proceeds from the sale of clipclop.com to pay for our outstanding payables.

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

Results Of Operations

To date we are still in our infancy as a viable commercial entity and consequently our focus to this point has been on the corporate organization and acquisitions, product development, identification of market needs, branding and the development and implementation of an overall marketing program. To June 30, 2002, we have incurred regular operating losses and, prior to the acquisition of USe-Store, LLC, we had no significant source of revenue. USe-Store Worldwide, LLC, our operating subsidiary, acquired in June 2001, has also been named as a defendant in a lawsuit issued by the State of California against related parties in a business venture unrelated to that of USe-Store (see Part II, Item 1 - Legal Proceedings below). As a result of this stipulated judgment and injunction obtained by the State of California, the Court has appointed a receiver to act as an agent of the Court. Among other responsibilities, the receiver has assumed full control of USe-Store and has exclusive custody over the assets of USe-Store. Management expects the receiver to be removed as of the end of August or September, 2002. Despite our expectations, there are no assurances that we can continue to generate or grow our revenues or that we will be able to generate further funds for our continued operations. Should we be unable to continue to generate sufficient revenues or generate further funds, our business, continued operations and future success may be adversely affected. Accordingly, our consolidated financial statements contain note disclosures describing the circumstances that lead there to be doubt over our ability to continue as a going concern. In their report on the audited consolidated financial statements for the year ended September 30, 2001, our independent auditors included an explanatory paragraph regarding our ability to continue as a going concern.

Quarter ended June 30, 2002 compared to the quarter ended June 30, 2001

We incurred a net loss of $30,057 for the 3-month period ended June 30, 2002 compared to a net loss of $82,057 for the 3-month period ended June 30, 2001. Discussion and analysis related to significant activities undertaken during the periods is set out below.

Revenues

Revenue for the quarter ended June 30, 2002 ("Quarter 2002") was $194,382, an increase of $113,618 over $80,764 recognized as revenue for the quarter ended June 30, 2001 ("Quarter 2001"). Substantially all of Quarter 2002 revenue pertains to hosting fees and advertising sales from USe-Store. Hosting revenue is derived from merchants or businesses using our website products as well as receiving a small advertising fee to be in our online malls. Other revenue is recognized when customers pay a nominal hourly rate for special customizations or by paying additional hosting fees for upgraded website products. Our merchants can also pay for additional advertising and banner ad space. The majority of our revenue is earned on a month-to-month basis. We expect that future revenue will decrease as a result of the sale of clipclop.com, the non-renewal of the Ricky Martin contract, and the decrease in hosted customers on USe-Store.

Gross Profit

Gross profit for Quarter 2002 was $175,422, substantially all of which was generated from hosting fees and advertising sales from USe-Store. Gross profit for Quarter 2001 was $22,941. Direct cost of revenues generated from hosting fees and advertising sales of $18,960 in Quarter 2002, approximately 10% of revenue, consisting primarily of costs associated with customer support, site operations and administration related to the operation of USe-Store. The costs include compensation and commissions, employee and facilities cost for customer support and site operations personnel and internet service provider connectivity charges. The decline in our cost of revenue, and corresponding increase in gross profit, is in a large part due to the discontinuance of certain referral fees paid in the fiscal year 2001 amounting to 15-20% of our revenue. Cancellation of the agreement did not result in any termination penalty or costs to our company.

Advertising and promotion

Advertising expenses declined by $3,310 from $3,310 in Quarter 2001 to $Nil in Quarter 2002. These expenses decreased due to our reduced activity.

Investor relations and website promotion

Investor relations and website promotion expenses decreased by $14,262 from $15,509 in Quarter 2001 to $1,247 in Quarter 2002, as a result of our decreased activity and our inability to raise further financing to carry out our business plan.

General and administrative

General and administrative expenses increased by $78,237 from $20,990 in Quarter 2001 to $99,227 in Quarter 2002 primarily due to acquisition of Use-store, LLC. Further, we issued 125,000 stock options in the quarter ended March 31, 2002 to compensate key management personnel and consultants for services rendered to date. Under Canadian generally accepted accounting principles (Canadian GAAP), no value is assigned to the options and warrants issued in connection with these agreements. Readers are referred to Note 11 of the consolidated interim financial statements to review the effect of valuing the warrants under United States generally accepted accounting principles (United States GAAP).

Professional fees

Professional fees increased by $67,675 from $17,228 in Quarter 2001 to $84,903 in Quarter 2002 substantially due to professional services previously performed in-house have now been out-sourced.

Website Maintenance and Software Research

Website maintenance and software research expenses decreased by $15,328 from $37,208 in Quarter 2001 to $21,880 in Quarter 2002 primarily due to the sales of Clipclop website in June 2002. Furthermore, Entertainment Hosting elected not to renew the Assignment of Proceeds Agreement through which we operated the Official Ricky Martin website and accordingly, we have discontinued operation of that website.

Amortization of Goodwill

Goodwill amortization expense of $600 was recorded in Quarter 2002 as a result of the acquisition in June 2001 of USe-store, LLC. This amount reflects a write down of goodwill to $10,000 in the previous quarter. Management believes this represents the accurate value of USe-Store at the current economic situation. The Canadian Institute of Chartered Accountants has released a new accounting pronouncement (similar to SFAS 142 in the United States), which will affect our future accounting for the goodwill recorded on this acquisition. New Section 3062 of the CICA Handbook requires the recognition of intangible assets at cost apart from goodwill. Any such intangible assets will be amortized over their estimated useful life except for intangible assets that are determined to have an indefinite useful life which are to be tested at least annually for impairment. New CICA Section 3062 also requires companies to cease amortization of goodwill but instead test goodwill for impairment at least annually. This section applies for our fiscal year commencing October 1, 2001. We have not yet assessed the impact on our financial statements of the adoption of these new requirements.

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

We incurred a net loss of $472,163 for the nine-month period ended June 30, 2002 compared to a net loss of $379,055 for the nine-month period ended June 30, 2001. Included in the loss for the nine-month period ended June 30, 2002 are expenses totaling $40,741 related to the issuance of stock compensation. Net cash used in operating activities was $27,109 in the nine-month period ended June 30, 2002 compared to net cash used in the nine-month period ended June 30, 2001 of $397,385.

Net cash provided in investing activities was $11,642 in the nine-month period ended June 30, 2002 compared to net cash provided in the nine-month period ended June 30, 2001 of $2,402. Included in the net cash provided in investing activities in the nine-month period ended June 30, 2002 are proceeds of $10,000 from the sales of Clipclop website.

Net cash provided by financing activities was $5,067 in the nine-month period ended June 30, 2002 compared to $110,520 in the nine-month period ended June 30, 2001. All of the net cash provided in the nine-month period ended June 30, 2002 was generated through a small bank overdraft and all of the net cash provided in the nine-month period ended June 30, 2001 was generated from the proceeds through issuance of common stock of the company. Much of our financing in the nine-month period ended June 30, 2002 was done through the issuance of options and warrants and entering into agreements obligating our company to issue stock in connection with the investing and operating activities described above. In the nine-month period ended June 30, 2002, we entered into agreements requiring us to issue 603,704 shares of our common stock and 825,000 share purchase warrants. All the warrants have been issued and 203,704 shares of our common stock were issued in January 2002. We also granted 3,925,000 stock options to key management personnel and consultants during the period as compensation for services rendered in order to preserve cash flow. In our early stage of operations, we expect to use equity instruments to finance much of our business activity to allow recipients to participate in the growth of our company and to preserve cash for operational needs.

During the twelve months ended June 30, 2003, we expect to have to spend approximately $900,000 to operate our business. Of this amount, $132,000 is required for further website development and continued maintenance, $72,000 is required to enhance our marketing program and to continue to develop our brand name and $144,000 is required for an investor relations program. The remaining $552,000 is required to support general corporate expenses. We do not believe that existing cash and cash expected to be generated from operations will be sufficient to fund our operating activities, capital expenditures and other obligations for the foreseeable future. Management is currently exploring other options to support the required cashflow, including, but not limited to, the possible sale or liquidation of USe-Store, LLC. However, if during that period or thereafter we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business and continued operations will be adversely affected and these factors raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the September 30, 2001 audited financial statements, which form part of our annual report on Form 10-KSB filed on January 29, 2002.

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

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

To June 30, 2002, we have incurred regular operating losses and, prior to the acquisition of USe-Store, LLC had no significant source of revenue. USe-Store Worldwide, LLC, our operating subsidiary acquired in June 2001 has also been named as a defendant in a judgment issued by the State of California against related parties in a business venture unrelated to that of USe-Store (see Part II, Item 1 - Legal Proceedings below). As a result of this judgment, the Court has appointed a receiver to act as an agent of the Court. Among other responsibilities, the receiver has assumed full control of USe-Store and has exclusive custody over the assets of USe-Store. Management expects the Receiver to be removed in August 2002 and although we believe that the receivership has not had a material impact on the day-to-day operations of USe-Store, we believe it has had a significant impact on the revenues generated by USe-Store because of the decrease in the number of hosted customers.

Unanticipated problems, expenses and delays are frequently encountered in ramping up sales and launching new businesses. Our ability to successfully develop our website and to generate significant operating revenues will depend on our ability to successfully develop and maintain brand names for each of our websites and to attract new and maintain old users of our websites. Current opportunities do not appear as if they are going to be successful.

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

CURRENT REVENUE DOES NOT COVER CURRENT OPERATING EXPENSES

The current revenue of the company does not cover the current operating expenses and management does not foresee a change in the situation in the foreseeable future. Management does not intend on financing the deficit. Several opportunities are being explored to increase revenue or decrease costs. Operations in Canada have been terminated as of May 31, 2002. If none of management opportunities come to fruition, the sale or termination of operations may occur.

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

INTELLECTUAL PROPERTY

We regard our software products as proprietary and rely primarily on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect proprietary rights. We do not anticipate that we will apply for patent protection in the United States for an educational game and apparatus, and there can be no assurance in any event that patent protection would be granted. We also retain and duplicate source codes, which are stored in a safety deposit box. We do not embed in our software any mechanisms to prevent or inhibit unauthorized copying. In prior periods, some of our software products were licensed to end-users under "shrink wrap" license agreements, but they were not signed by licensees and, therefore, may not be binding under the laws of certain jurisdictions. We are aware that unauthorized copying occurs within the software industry, and if a significant amount of unauthorized copying of our products were to occur, our business, financial condition and operating results could be adversely affected. As the number of software products in the industry increases and the functionality of these products further overlaps, software developers may increasingly become subject to infringement claims. Although there are currently no infringement claims against us, there can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future products, or that any such assertion will not require that we enter into royalty arrangements or incur significant litigation costs.

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

On December 27, 2001, a stipulated final judgment and permanent injunction was filed in the Superior Court of California, County of Ventura whereby the Defendants agreed, among other things, to comply with California law relating to unfair competition, false advertising, endless chain schemes, seller assisted marketing plans and consumer protection statutes. The Defendants were also required to pay the State of California the sum of $250,000 with $80,000 due immediately (which has been paid) and the balance payable in monthly installments starting on January 20, 2002 (the first payment having been made) until fully paid on June 20, 2002. As of June 30, 2002, all payments required under the judgment were paid on a timely basis. Although USe-Store Worldwide LLC is joint and severally liable for payment of the judgment, the other Defendants have been responsible in making the said payments. Additional terms of the injunction included, among others, the following:

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

USe-Store Worldwide LLC shall remain under receivership and the compliance monitor for a period of not less than 180 days from December 27, 2001. As of July 9, 2002, the receiver is still in place and management believes that the receiver will remove himself as of the end of August or September, 2002. The receiver may bring an application to the court to terminate the receivership and compliance monitor upon showing regular proof, consistent compliance by the Defendants with the order and the implementation of appropriate controls and preventative measures to effect ongoing compliance. In absence of such a motion, the receivership and compliance monitor will remain in place indefinitely.

We entered into a Promotion Agreement, dated January 8, 2001, with Action Stocks, Inc. in order to promote ourselves on the Action Stocks Website. Pursuant to the terms of the Promotion Agreement, we agreed to issue "unrestricted stock" to Action Stocks. For US purposes, we could only issue restricted stock to Action Stocks; however, as we are considered to be a BC Issuer and there is no exemption under the BC Securities Act that allows for issuance of stock to a consultant who provides investor relation services, we could not legally issue stock to Action Stocks. Action Stocks demanded payment of US$7,000 for services performed under the Promotion Agreement, otherwise it would initiate arbitration proceedings. A settlement was reached in the amount of US$5,000 and we agreed to pay installments of US$2,500 on November 15, 2001 and December 15, 2001. We have not made either of the payments and Actions Stocks has threatened to commence an action to collect the amounts owing.

Item 2. Changes in Securities.

Recent Sales of Unregistered Shares

We did not issue any shares from treasury during the quarter ended June 30, 2002.

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

Nil

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

We did not file any Current Reports on Form 8-K during the quarter ended June 30, 2002.

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

WORLDWIDE TECHNOLOGIES INC.

By: /s/ Jonathan Severn
Jonathan Severn, President, CEO and Director
Date: August 19, 2002

By: /s/ Aric Gastwirth
Aric Gastwirth, Chief Financial Officer, Director
Date: August 19, 2002

By: /s/ Gregg Schlender
Gregg Schlender, Secretary and Vice President Sales, Director
Date: August 19, 2002